Form 10-Q
period 1995-04-02
SURGICAL LASER TECHNOLOGIES INC /DE/
filed 1995-05-15
CIK 854099

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended April 2, 1995

                                       OR

[   ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to _________

                        Commission file number: 0-17919

                       SURGICAL LASER TECHNOLOGIES, INC.
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  Delaware                          31-1093148
       -----------------------------           --------------------
      (State or other jurisdiction of            (I.R.S. Employer
       incorporation or organization)           Identification No.)


                      200 Cresson Boulevard, P.O. Box 880
                                Oaks, PA 19456
                                --------------
                    (Address of principal executive offices)
                                   (Zip Code)


                                (610) 650-0700
               --------------------------------------------------
              (Registrant's telephone number, including area code)


        ---------------------------------------------------------------
        (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes   __X__    No   ____

On May 9, 1995, the registrant had outstanding 9,850,312 shares of Common Stock, $.01 par value.

                               Page 1 of 12 Pages
                               Index is on Page 2

                       SURGICAL LASER TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

                                     INDEX


                                                                                                     PAGE
                                                                                                     ----

PART I.  FINANCIAL INFORMATION:

         ITEM 1.  Financial Statements:

         a.       Condensed Consolidated Balance Sheets,
                  April 2, 1995 (unaudited) and January 1, 1995                                         3
         b.       Condensed Consolidated Statements of Operations
                  (unaudited) for the quarters ended
                  April 2, 1995 and April 3, 1994                                                       4

         c.       Condensed Consolidated Statements of Cash Flows
                  (unaudited) for the quarters ended
                  April 2, 1995 and April 3, 1994                                                       5
         d.       Notes to Condensed Consolidated Financial
                  Statements (unaudited)                                                                6

         ITEM 2.  Management's Discussion and Analysis of                                               8
                  Financial Condition and Results of Operations


PART II.  OTHER INFORMATION:

         ITEM 1.  Legal Proceedings                                                                     9

         ITEM 6.  Exhibits and Reports on Form 8-K                                                     10

SIGNATURES                                                                                             11

EXHIBITS:

         EXHIBIT 11 - Computation of Earnings Per Share                                                12


                       PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                      SURGICAL LASER TECHNOLOGIES, INC.
                               AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands, except par value)




                                                        Apr. 2,     Jan. 1,
                                                          1995       1995
                                                          ----       ----
                                                       (Unaudited)
ASSETS
Current Assets:
 Cash and cash equivalents                               $3,427      $4,143
   (including restricted amounts of $100)
 Accounts receivable, net of allowance for doubtful
   accounts of $111 and $110                              4,157       4,468
 Inventories                                              5,095       4,725
 Other                                                      455         257
                                                         ------      ------

  Total current assets                                   13,134      13,593

Property and equipment, net                               8,766       8,869
Patents and licensed technology, net                      3,427       3,627
Other assets                                                369         365
                                                         ------      ------
  Total Assets                                          $25,696     $26,454
                                                        =======     =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Current portion of long-term debt                         $410        $314
 Accounts payable                                         1,599       1,298
 Accrued liabilities                                      2,598       2,590
                                                         ------      ------
  Total current liabilities                               4,607       4,202
                                                         ------      ------
Long-term debt                                            6,622       6,567

Stockholders' equity:
 Common stock, $.01 par value, 30,000 shares authorized,
  9,849 shares and 9,840 shares issued and outstanding       99          98
 Additional paid-in capital                              32,567      32,526
 Accumulated deficit                                    (18,199)    (16,939)
                                                         ------      ------
  Total stockholders' equity                             14,467      15,685
                                                         ------      ------
  Total Liabilities and Stockholders' Equity            $25,696     $26,454
                                                        =======     =======


The accompanying notes are an integral part of these statements.

                     SURGICAL LASER TECHNOLOGIES, INC.
                              AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                     (In thousands, except per share data)


                                                      For the Quarter Ended:
                                                      ----------------------
                                                        Apr. 2,     Apr. 3,
                                                         1995        1994
                                                         ----        ----
Net sales                                                $4,167      $4,665
Cost of sales                                             1,664       1,832
                                                          -----       -----

Gross profit                                              2,503       2,833
                                                         ------      ------

Operating expenses:
 Selling, general and administrative                      2,965       2,489
 Product development                                        683         462
                                                         ------      ------

                                                          3,648       2,951
                                                         ------      ------


Operating income (loss)                                  (1,145)       (118)

Interest expense                                            161         166
Interest income                                             (38)        (18)
Equity in earnings of joint venture                          (7)        (11)
                                                         ------      ------


Income (loss) before income taxes                        (1,261)       (255)

Provision for income taxes                                   --          --
                                                         ------      ------

Net income (loss)                                       ($1,261)      ($255)
                                                         =======      =====


Net income (loss) per share                              ($0.13)     ($0.03)
                                                         =======      =====

Shares used in calculating net income (loss) per share    9,846       9,072
                                                         =======      =====




The accompanying notes are an integral part of these statements.

                     SURGICAL LASER TECHNOLOGIES, INC.
                              AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                               (In thousands)

                                                      For the Quarter Ended:
                                                      ---------------------
                                                        Apr. 2,     Apr. 3,
                                                         1995        1994
                                                         ----        ----

Cash Flows From Operating Activities:
Net income (loss)                                       ($1,261)      ($255)
 Adjustments to reconcile net income (loss) to net cash
  provided by  (used in) operating activities:
   Equity in (income) of joint venture                       (7)        (11)
   Depreciation and amortization                            463         498
   Imputed interest                                           5           8
   Decrease (increase) in assets:
    Accounts receivable                                     311         384
    Inventories                                            (377)        154
    Other current assets                                   (198)        (64)
    Other assets                                              1         (18)
  Increase (decrease) in liabilities:
    Accounts payable                                        555        (281)
    Accrued liabilities                                       2        (311)
                                                          ------      ------
Net cash provided by (used in) operating activities        (506)        104
                                                          ------      ------

Cash Flows From Investing Activities:
 Additions to property and equipment                       (143)       (104)
 Patent costs                                                (7)        (61)
                                                          ------      ------
Net cash used in investing activities                      (150)       (165)
                                                          ------      ------

Cash Flows From Financing Activities:
 Payments on long-term debt                                 (60)       (172)
                                                          ------      ------


Net decrease in cash and cash equivalents                  (716)       (233)

Cash and Cash Equivalents, Beginning of Period            4,143       2,866
                                                          ------      ------
Cash and Cash Equivalents, End of Period                 $3,427      $2,633
                                                          ------      ------


The accompanying notes are an integral part of these statements.

                       SURGICAL LASER TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
        ----------------------------------------------------------------


1.       Summary Financial Information and Results of Operations:

In the opinion of Surgical Laser Technologies, Inc. and Subsidiaries (the "Company"), the accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles and with the regulations of the Securities and Exchange Commission and contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of April 2, 1995 and the results of operations and cash flows for the quarters ended April 2, 1995 and April 3, 1994.

         Interim Financial Information:

While the Company believes that the disclosures presented are adequate to prevent misleading information, it is suggested that the unaudited condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes included in the Company's Form 10-K report for the fiscal year ended January 1, 1995, as filed with the Securities and Exchange Commission. Interim results for the quarter ended April 2, 1995 are not necessarily indicative of the results to be expected for the full year.

2.       Supplemental Cash Flow Information:

There were no income taxes paid for the quarters ended April 2, 1995 or April 3, 1994. Interest paid for the quarters ended April 2, 1995 and April 3, 1994 was $156,000 and $167,000, respectively.

The following noncash investing and financing activities took place:

During the first quarter of 1995, the Company issued additional notes of $299,000 in conjunction with the financing of certain patent litigation. The notes bear interest at annual interest rates ranging from 9.5% to 10%, are payable in monthly installments and are scheduled to be completely repaid between December 1996 and March 1997. For the quarters ended April 2, 1995 and April 3, 1994, $42,000 and $118,000, respectively, of the 8% convertible subordinated notes were converted at the request of the note holders into common stock at a conversion price of $4.50 per share. For the quarter ended April 3, 1994, the Company issued additional common stock of $114,000 in the form of restricted stock awards, for bonuses previously accrued.

3.       Net Loss Per Share:

Net loss per share has been computed using the weighted average number of common shares outstanding during each period. Common share equivalents have not been considered as they are anti-dilutive.

4.       Bank Borrowings:

The Company has a $2.75 million line of credit agreement with a bank. The line of credit provides for a $750,000 sub-line for letters of credit. Under its sub-line, SLT issued a letter of credit in the amount of $629,000 in favor of the Montgomery County Industrial Development Corporation (MCIDC) under the terms of the Mortgage and Security Agreement. There were no other borrowings under the line at April 2, 1995. Borrowings on the line are secured by the Company's accounts receivable and inventories and bear interest at the bank's prime rate plus 1/2%. The line expires on June 30, 1996.

The Company's line of credit agreement prohibits the declaration or payment of dividends or distributions on any of its capital stock at any time there are outstanding obligations to the bank without prior written consent of the bank. In addition, the agreement requires the Company to maintain a leverage covenant, as defined.

5.       Income Taxes:

No income tax provision was made for the quarters ended April 2, 1995 or for the comparable quarter in 1994 due to the losses incurred.

6.       Segment and Geographic Data:

The Company is engaged in one business segment: the design, development, manufacture and marketing of laser products for medical applications. The Company's customers are primarily hospitals and medical centers. Foreign sales, excluding sales to C.R. Bard, represented 23% of net sales in the first quarter of 1995 as compared to 16% in the same period in 1994. Sales to the Company's joint venture (see note 7) were 13% of net sales in the first quarter of 1995. Sales to one customer (C.R. Bard) in the first quarter of 1994 represented 14% of net sales.

7.       Investment in MEDIQ PRN/SLT:

The Company is a 50% owner of MEDIQ PRN/SLT, a joint venture formed in the third quarter of 1993 to provide rentals of lasers and related equipment to hospitals and other health care providers. The investment in MEDIQ PRN/SLT is accounted for using the equity method and is included in other assets. Sales to MEDIQ PRN/SLT are recorded at an arms-length price. Under the equity method, 50% of the gross profit from the sales to the joint venture is deferred and amortized to income as the related asset is used by the joint venture. The Company's sales to the joint venture were $548,000 and $17,000 for the quarters ended April 2, 1995 and April 3, 1994 respectively. Accounts receivable from sales to MEDIQ PRN/SLT at April 2, 1995 are $1,116,000.

ITEM 2.  Management's Discussion and Analysis of Financial
- - - - - - - ----------------------------------------------------------
Condition and Results of Operations
- - - - - - - -----------------------------------
Results of Operations

Net sales for the quarter ended April 2, 1995 of $4,167,000 decreased
$498,000 or 10% from the comparable period in 1994. Included in the first quarter of 1994 sales were $666,000 of sales to C.R. Bard Inc. for which there were no corresponding sales in 1995.

Net sales of delivery systems increased by 5.2% over the comparable period in 1994, while net sales of Contact Laser Systems, excluding sales to C.R. Bard, were flat compared to the same period last year.

Sales in the international marketplace for the quarter ended April 2, 1995 increased 28% over the comparable period last year, while net sales in the domestic markets remained relatively flat. One factor affecting U.S. capital sales in the first quarter of 1995 was market confusion resulting from the introduction by certain companies of a new electrosurgical roller-ball product for use in urology in performing TURPs and prostatectomies. Though these products have not had widespread clinical use and long-term clinical outcomes are not yet available, they have delayed the capital purchasing decisions of some hospitals from which the Company had anticipated sales in the first quarter of 1995.

Gross profits for the quarter ended April 2, 1995 of $2,503,000 decreased $330,000, or 12%, from the first quarter of 1994. As a percentage of net sales, gross profit decreased to 60% compared to 61% in the comparable period of 1994. The decrease in gross profit as a percentage of net sales was due primarily to the lower volume of sales. Partially offsetting this decrease was the favorable impact of a shift in the mix of laser units sold in favor of self-manufactured units.

Operating expenses of $3,648,000, which include $200,000 for expenses incurred in connection with a proposed business combination transaction that was not consummated, increased by $697,000 over the comparable period last year.

Product development expenses of $683,000 increased by $221,000, or 48%, over the same period in 1994. The increase is due to the one year renewal, in the third quarter of 1994, of a consulting agreement with the principals of ALST. Additionally the Company incurred higher project related expenses, including personnel related charges in the first quarter of 1995.

Selling, general and administrative expenses, excluding the charge of $200,000 incurred for a proposed business combination transaction, increased by $276,000 or 19%, over the comparable period in 1994. Of this increase, general and administrative costs increased by $82,000 over the comparable period in 1994 due to higher legal fees incurred in connection with non-patent related litigation. Additionally, marketing expenses mainly due to international expansion increased by $153,000.

Net interest expense for the first quarter of 1995 of $123,000 decreased $25,000 from the comparable period in 1994. The reduction is due primarily to higher interest income earned in the 1995 period and slightly lower interest expense.

Liquidity and Capital Resources

The Company had cash and cash equivalents of $3,427,000 at April 2, 1995, of which $100,000 was restricted. In addition, the Company currently has a $2.75 million credit facility with its bank. The facility includes a sub-line for letters of credit of $750,000. Other than for the letter of credit issued in the amount of $629,000, there were no other borrowings outstanding under the line of credit. Borrowings under the line are secured by the Company's accounts receivable and inventories. The credit facility expires on June 30, 1996.


Net cash used in operating activities was $506,000 for the first quarter of 1995 compared to cash provided by operating activities of $104,000 for the comparable period in 1994. The decrease in cash provided by operating activities is the result of the increase in the net loss incurred and the higher investment in inventories, partially offset by an increase in accounts payable and accrued expenses.

Net cash used in investing activities was $150,000 and $165,000 for the first quarter of 1995 and 1994, respectively.

Net cash used in financing activities was $60,000 in the first quarter of 1995 compared to $172,000 in the comparable period in 1994. The reduction was due primarily to lower principal payments on the Company's outstanding debt.

Management anticipates capital expenditures of approximately $300,000 in 1995 of which $143,000 was spent in the first quarter. The capital expenditures are mainly for manufacturing and research and development needs and sales demonstration lasers. The Company is not contractually committed to spend the balance of its estimated capital expenditures. Investment in patents (primarily litigation costs) is anticipated to be approximately $400,000 in 1995, of which $7,000 was incurred in the first quarter. Management believes that cash provided by operations and other financing alternatives will be sufficient for these expenditures.

Management believes inflation has not had a material effect on operations.


                           PART II. OTHER INFORMATION


ITEM 1.  Legal Proceedings
- - - - - - - --------------------------

For information regarding certain pending lawsuits, reference is made to the Company's Form 10-K, Item 3, for the fiscal year ended January 1, 1995, as filed with the Securities and Exchange Commission, which is incorporated herein by reference.

With regard to the action in the Eastern District against Heraeus
LaserSonics, Inc. ("Heraeus") for breach of its Supply Agreement with the Company and other claims, the court granted the Company's motion opposing

Heraeus' standing to maintain its counterclaim for declaratory judgment that two of the Company's patents are invalid. Heraeus has filed a motion for reconsideration. The court has pended consideration of this and several other pre-trial motions while the Company and Heraeus attempt in good faith to reach an out-of-court settlement.

Discovery is proceeding with regard to the action in the Eastern District against C. R. Bard, Inc. and the Bard Urological Division (collectively, "Bard") for specific performance and/or breach of contract, anticipatory repudiation of a contract, negligent misrepresentation and unfair competition. The Company has filed a motion to join Trimedyne, Inc. ("Trimedyne") and Mr. Marvin Loeb, Trimedyne's Chairman and Chief Executive Officer, as defendants in this action for contractual interference and civil conspiracy, which Bard has opposed. The court has taken the motion under advisement.

Various preliminary motions have been filed, and discovery is proceeding, with regard to the action for patent infringement filed against the Company by Trimedyne and Royice Everett in the United States District Court for the Central District of California. The Company has filed a motion to bifurcate the liability portion of the case from the damages portion, which Trimedyne has opposed. The Company believes that is has meritorius defenses and will assert such defenses vigorously.

With regard to the suit against the Company brought by Norio Daikuzono, the inventor of three of the Company's Contact Laser , patents for breach of contract, and related claims, filed in the United States District Court for the Southern District of Ohio, the Company has filed a motion to dismiss that action for failure to state claims upon which relief may be granted. The Federal Rules of Civil Procedure, however, are liberal in allowing complaints to be amended so that claims for relief may be properly stated by the plaintiff and put in a form to which an answer may be given. No date for a ruling on the Company's motion to dismiss has been set. The Compnay believes that Mr. Daikuzono's suit is without merit. The Company will assert its defenses in this suit in a vigorous manner, as well.

ITEM 6.  Exhibits and Reports on Form 8-K
- - - - - - - ------------------------------------------

         a.  Exhibits:  Exhibit 11 - Computation of Earnings Per Share
                        Exhibit 27 - Financial Data Schedule
         b.  Reports on Form 8-K:  none

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     SURGICAL LASER TECHNOLOGIES, INC.



Date:  May 10, 1995                   By   /s/ Michael R. Stewart
                                         ------------------------------------
                                         Michael R. Stewart
                                         Vice President, Controller and
                                         Chief Financial Officer
                                         Signing on behalf of the registrant
                                         and as principal financial officer

                               EXHIBIT 11
                     SURGICAL LASER TECHNOLOGIES, INC.
                              AND SUBSIDIARIES
               COMPUTATION OF EARNINGS PER SHARE (UNAUDITED)
                     (In thousands, except per share data)


                                                       For the Quarter Ended:
                                                       ----------------------
                                                        Apr. 2,     Apr. 3,
                                                          1995       1994
                                                          ----       ----
Primary Earnings (Loss) Per
Common Share:
Net income (loss)                                       ($1,261)      ($255)
                                                        --------    --------
Weighted average number of shares
  of Common Stock outstanding during
  the period                                              9,846       9,072
Additional shares assuming excercise
  of stock options and warrants
  utilizing the treasury stock method                        --          --
                                                        --------    --------
Weighted average Common Stock and Common
  Stock equivalents outstanding                           9,846       9,072
                                                        --------    --------

Primary earnings (loss) per share                        ($0.13)     ($0.03)
                                                        ========    ========

Fully Diluted Earnings (Loss) Per
  Common Share:
Net income (loss)                                       ($1,261)      ($255)
                                                        --------    --------
Weighted average number of shares
  of Common Stock outstanding during
  the period                                              9,846       9,072
Additional shares assuming excercise
  of stock options and warrants
  utilizing the treasury stock method                       --          --
Additional shares assuming conversion
  of convertible subordinated notes                         --          --

                                                        --------    --------
Weighted average Common Stock and Common
  Stock equivalents outstanding                           9,846       9,072
                                                        --------    --------

Fully diluted earnings (loss) per share                  ($0.13)     ($0.03)
                                                        ========    ========