Form 10-Q
period 1995-07-02
SURGICAL LASER TECHNOLOGIES INC /DE/
filed 1995-08-15
CIK 854099

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

     (Mark One)
     [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended July 2, 1995

                                       OR

     [   ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________ to __________

                        Commission file number: 0-17919

                       SURGICAL LASER TECHNOLOGIES, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                    Delaware                          31-1093148
-------------------------------------------------------------------------------
        (State or other jurisdiction of           (I.R.S. Employer
         incorporation or organization)           Identification No.)

                      200 Cresson Boulevard, P.O. Box 880
                                 Oaks, PA 19456
-------------------------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (610) 650-0700
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

-------------------------------------------------------------------------------
        (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

                                    Yes X  No
                                       ---   ---

On August 7, 1995, the registrant had outstanding 9,850,667 shares of Common Stock, $.01 par value.

                               Page 1 of 16 Pages
                               Index is on Page 2

                       SURGICAL LASER TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

                                     INDEX

                                                                                PAGE
                                                                                ----
PART I.  FINANCIAL INFORMATION:

         ITEM 1.  Financial Statements:

         a.       Condensed Consolidated Balance Sheets,
                  July 2, 1995 (unaudited) and January 1, 1995                   3

         b.       Condensed Consolidated Statements of Operations
                  (unaudited) for the quarters ended
                  July 2, 1995 and July 3, 1994                                  4

         c.       Condensed Consolidated Statements of Operations
                  (unaudited) for the six months ended
                  July 2, 1995 and July 3, 1994                                  5

         d.       Condensed Consolidated Statements of Cash Flows
                  (unaudited) for the six months ended
                  July 2, 1995 and July 3, 1994                                  6

         e.       Notes to Condensed Consolidated Financial
                  Statements (unaudited)                                         7-9

         ITEM 2.  Management's Discussion and Analysis of
                     Financial Condition and Results of Operations               9-11

PART II.  OTHER INFORMATION:

         ITEM 1.  Legal Proceedings                                              11-12
         ITEM 4.  Submission of Matters to a Vote of Security Holders            12-13
         ITEM 5.  Other Information
         ITEM 6.  Exhibits and Reports on Form 8-K                               13

SIGNATURES                                                                       14

EXHIBITS:

         EXHIBIT 11 - Computation of Earnings Per Share                          15
         EXHIBIT 27 - Financial Data Schedule                                    16

                       PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                      SURGICAL LASER TECHNOLOGIES, INC.
                               AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands, except par value)

                                                        Jul. 2,     Jan. 1,
                                                          1995        1995
                                                        -------     -------
                                                      (Unaudited)
ASSETS
Current Assets:
 Cash and cash equivalents                               $2,016      $4,143
   (including restricted amounts of $100)
 Accounts receivable, net of allowance for doubtful
   accounts of $118 and $110                              3,652       4,468
 Inventories                                              5,390       4,725
 Other                                                      430         257
                                                        -------     -------

  Total current assets                                   11,488      13,593

Property and equipment, net                               8,564       8,869
Patents and licensed technology, net                      3,335       3,627
Other assets                                                516         365
                                                        -------     -------

  Total Assets                                          $23,903     $26,454
                                                        =======     =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Current portion of long-term debt                         $428        $314
 Accounts payable                                         1,296       1,298
 Accrued liabilities                                      2,866       2,590
                                                        -------     -------
  Total current liabilities                               4,590       4,202
                                                        -------     -------
Long-term debt                                            6,524       6,567

Stockholders' equity:
 Common stock, $.01 par value, 30,000 shares authorized,
  9,851 shares and 9,840 shares issued and outstanding       99          98
 Additional paid-in capital                              32,574      32,526
 Accumulated deficit                                    (19,884)    (16,939)
                                                        -------     -------
  Total stockholders' equity                             12,789      15,685
                                                        -------     -------
  Total Liabilities and Stockholders' Equity            $23,903     $26,454
                                                        =======     =======

        The accompanying notes are an integral part of these statements.

                     SURGICAL LASER TECHNOLOGIES, INC.
                              AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                     (In thousands, except per share data)

                                                      For the Quarter Ended:
                                                      ----------------------
                                                        Jul. 2,     Jul. 3,
                                                          1995        1994
                                                        -------     -------
Net sales                                                $3,806      $5,304
Cost of sales                                             1,642       1,916
                                                        -------     -------

Gross profit                                              2,164       3,388
                                                        -------     -------

Operating expenses:
 Selling, general and administrative                      2,671       2,667
 Product development                                        668         460
 Non-recurring charges(credits)                             390        (892)
                                                        -------     -------
                                                          3,729       2,235
                                                        -------     -------

Operating income (loss)                                  (1,565)      1,153

Interest expense                                            151         213
Interest income                                             (33)        (27)
Equity in (earnings) loss of joint venture                    1          (3)
                                                        -------     -------

Income (loss) before income taxes                        (1,684)        970

Provision for income taxes                                   -           20
                                                        -------     -------

Net income (loss)                                       ($1,684)       $950
                                                        =======     =======

Net income (loss) per share                              ($0.17)      $0.10
                                                        =======     =======

Shares used in calculating net income (loss) per share    9,850       9,260
                                                        =======     =======


        The accompanying notes are an integral part of these statements.

                       SURGICAL LASER TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                     (In thousands, except per share data)

                                                      For the Six Months Ended:
                                                      ------------------------
                                                        Jul. 2,     Jul. 3,
                                                          1995        1994
                                                        -------     -------
Net sales                                                $7,973      $9,969
Cost of sales                                             3,306       3,748
                                                        -------     -------

Gross profit                                              4,667       6,221
                                                        -------     -------

Operating expenses:
 Selling, general and administrative                      5,636       5,156
 Product development                                      1,351         922
 Non-recurring charges(credits)                             390        (892)
                                                        -------     -------
                                                          7,377       5,186
                                                        -------     -------

Operating income (loss)                                  (2,710)      1,035

Interest expense                                            312         379
Interest income                                             (71)        (45)
Equity in (earnings) loss of joint venture                   (6)        (14)
                                                        -------     -------

Income (loss) before income taxes                        (2,945)        715

Provision for income taxes                                    0          20
                                                        -------     -------

Net income (loss)                                       ($2,945)       $695
                                                        =======     =======

Net income (loss) per share                              ($0.30)      $0.08
                                                        =======     =======

Shares used in calculating net income (loss) per share    9,848       9,190
                                                        =======     =======


        The accompanying notes are an integral part of these statements.

                     SURGICAL LASER TECHNOLOGIES, INC.
                              AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                               (In thousands)

                                                      For the Six Months Ended:
                                                      ------------------------
                                                        Jul. 2,     Jul. 3,
                                                          1995        1994
                                                        -------     -------
Cash Flows From Operating Activities:
Net income (loss)                                       ($2,945)       $695
 Adjustments to reconcile net income (loss) to net
  cash provided by  (used in) operating activities:
   Equity in (income) of joint venture                       (6)        (14)
   Depreciation and amortization                            921         996
   Imputed interest                                         (10)         16
   Non-recurring charges (credits)                          390        (838)
   Decrease (increase) in assets:
    Accounts receivable                                     816        (192)
    Inventories                                            (609)       (136)
    Other current assets                                   (173)       (159)
    Other assets                                              1          82
  Increase (decrease) in liabilities:
    Accounts payable                                        341         (31)
    Accrued liabilities                                    (107)       (309)
                                                        -------     -------

Net cash provided by (used in) operating activities      (1,381)        110
                                                        -------     -------

Cash Flows From Investing Activities:
 Additions to property and equipment                       (255)       (337)
 Investment in Joint Venture                               (150)         -
 Patent costs                                              (119)       (184)
                                                        -------     -------

Net cash used in investing activities                      (524)       (521)
                                                        -------     -------

Cash Flows From Financing Activities:
 Proceeds from exercised stock options and warrants          -            1
 Payments on long-term debt                                (222)       (318)
                                                        -------     -------
Net cash used in financing activities                      (222)       (317)

Net decrease in cash and cash equivalents                (2,127)       (728)

Cash and Cash Equivalents, Beginning of Period            4,143       2,866
                                                        -------     -------

Cash and Cash Equivalents, End of Period                 $2,016      $2,138
                                                        =======     =======


        The accompanying notes are an integral part of these statements.

                       SURGICAL LASER TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.   Summary Financial Information and Results of Operations:

In the opinion of Surgical Laser Technologies, Inc. and Subsidiaries (the "Company"), the accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles and with the regulations of the Securities and Exchange Commission and contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of July 2, 1995, the results of operations for the quarters and six months ended July 2, 1995 and July 3, 1994 and cash flows for the six months ended July 2, 1995 and July 3, 1994.

     Interim Financial Information:

While the Company believes that the disclosures presented are adequate to prevent misleading information, it is suggested that the unaudited condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes included in the Company's Form 10-K report for the fiscal year ended January 1, 1995, as filed with the Securities and Exchange Commission. Interim results for the six months ended July 2, 1995 are not necessarily indicative of the results to be expected for the full year.

2.   Supplemental Cash Flow Information:

There were no income taxes paid for the six months ended July 2, 1995 or July 3, 1994. Interest paid for the six months ended July 2, 1995 and July 3, 1994 was $312,000 and $339,000, respectively.

The following noncash investing and financing activities took place:

During the first half of 1995, the Company issued additional notes of $342,000 in conjunction with the financing of certain patent litigation. The notes bear interest at annual interest rates ranging from 9.5% to 10%, are payable in monthly installments and are scheduled to be completely repaid between December 1996 and April 1997. For the six months ended July 2, 1995 and July 3, 1994, $49,000 and $177,000, respectively, of the 8% convertible subordinated notes were converted at the request of the noteholders into common stock at a conversion price of $4.50 per share. For the six months ended July 3, 1994, the Company issued additional common stock of $114,000 in the form of restricted stock awards, for bonuses previously accrued.

3.   Net Income (Loss) Per Share:

For the quarter and six months ended July 2, 1995, net loss per share has been computed using the weighted average number of shares outstanding during each period. Common share equivalents have not been considered as they are anti-dilutive.

Net income per share for the quarter and six months ended July 3, 1994 has been computed using the weighted average number of common shares and common share equivalents outstanding during each period using the treasury stock method.

4.   Bank Borrowings:

The Company has a $2.75 million line of credit agreement with a bank. The line of credit provides for a $750,000 sub-line for letters of credit. Under its sub-line, the Company issued a letter of credit in the amount of $629,000 in favor of the Montgomery County Industrial Development Corporation (MCIDC) under the terms of the Mortgage and Security Agreement. There were no other borrowings under the line at July 2, 1995. Borrowings on the line are secured by the Company's accounts receivable and inventories and bear interest at the bank's prime rate plus 1/2%. The line expires on June 30, 1996.

The Company's line of credit agreement prohibits the declaration or payment of any dividends or distributions on any of its capital stock at any time there are outstanding obligations to the bank without the prior written consent of the bank. In addition, the agreement requires the Company to maintain a leverage covenant, as defined.

5.   Income Taxes:

No income tax provision was made for the quarter or six months ended July 2, 1995 due to the losses incurred. Income taxes of $20,000 were provided for the six months ended July 3, 1994; they consisted primarily of federal alternative minimum tax and were significantly less than the statutory rate due to the utilization of net operating loss carryforwards.

6.   Segment and Geographic Data:

The Company is engaged in one business segment: the design, development, manufacture and marketing of laser products for medical applications. The Company's customers are primarily hospitals and medical centers. Foreign sales, excluding sales to C.R. Bard, represented 21% of net sales in the first six months of 1995 as compared to 18% in the same period in 1994. Sales to the Company's joint venture (see note 7) were 11% of net sales in the first half of 1995. Sales to one customer (C.R. Bard) in the first half of 1994 represented 9% of net sales.

7.   Investment in MEDIQ PRN/SLT:

The Company is a 50% owner of MEDIQ PRN/SLT, a joint venture formed in the third quarter of 1993 to provide rentals of lasers and related equipment to hospitals and other health care providers. The investment in MEDIQ PRN/SLT is accounted for using the equity method and is included in other assets. Sales to MEDIQ PRN/SLT are recorded at an arms-length price. Under the equity method, 50% of the gross profit from the sales to the joint venture is deferred and amortized to income as the related asset is used by the joint venture. The Company's sales to the joint venture were $901,000 and $354,000 for the six months ended July 2, 1995 and July 3, 1994, respectively. Accounts receivable from sales to MEDIQ PRN/SLT at July 2, 1995 are $875,000.

8.   Non-recurring charges(credits):

In the second quarter of 1995, the Company recorded a charge of $390,000 for severance and other expenses accrued in connection with a workforce reduction.

In the second quarter of 1994, the Company recorded a benefit of $838,000 which is the net effect of the settlement of a lawsuit with Advanced Laser Systems Technology, Inc. and its principals ("ALST") partially offset by a separate legal settlement with a former distributor. The net benefit is reflected in the statement of operations as a non-recurring credit to operating expenses of $892,000 and interest expense of $54,000.

ITEM 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Results of Operations

Net sales for the quarter ended July 2, 1995 of $3,806,000 decreased $1,498,000, or 28%, from the same period in 1994, while net sales for the six months ended July 2, 1995 of $7,973,000 decreased $1,996,000, or 20%, from the first six months of 1994. Included in the first six months of 1994 net sales were $916,000 of sales to C.R. Bard for which there were no corresponding sales in 1995.

In the second quarter of 1995, net sales of delivery systems, excluding sales to C.R. Bard, were flat relative to the second quarter of 1994. In the first six months of 1995, net sales of delivery systems, excluding sales to C.R. Bard, increased 3% over the comparable period in 1994.

Net sales of Contact Laser(TM) Systems declined 65% and 54% in the second quarter of 1995 and the first six months of 1995 from the comparable periods in 1994. Affecting the sales of Contact Laser Systems in 1995 are: (1) market confusion regarding the use of the new electrosurgical roller ball products versus lasers to perform TURP urologic procedures; and (2) the continued restriction and postponement of medical device capital purchases by hospitals within the U.S. hospital market.

In response to lower net sales levels, the Company has taken action, at the end of the second quarter, to bring its expenditures and employment levels in line with current sales levels. The actions taken are expected to reduce cash expenditure levels by approximately $3.1 million on an annualized basis.

The actions included a reduction in force which affected 41 employees, or 27% of the workforce.

Due to the lower level of sales, gross profits for the quarter ended July 2, 1995 of $2,164,000 decreased $1,224,000, or 36%, from the second quarter of 1994, while gross profits for the first six months of 1995 of $4,667,000 decreased $1,554,000, or 25%, from the first six months of 1994. As a percentage of net sales, gross profit decreased to 57% in the second quarter from 64% in the second quarter of 1994, and to 59% in the first six months of 1995 from 62% in the first six months of 1994. The decrease in gross profit as a percentage of sales was due primarily to the lower volume of sales.

Operating expenses in the second quarter of 1995 of $3,729,000 included a non-recurring charge of $390,000 for severance and related costs associated with the workforce reduction enacted at the end of the quarter. Operating expenses in the second quarter of 1994 of $2,235,000 included a non-recurring credit of $892,000 which resulted from the settlement of litigation with Advanced Laser Systems Technology, Inc. and its principals (ALST) offset, in part, by a charge and interest expense related to the settlement of litigation with a former distributor. Excluding these non-recurring items, operating expenses increased $212,000, or 7%, over the second quarter of 1994.

For the first six months of 1995, operating expenses, excluding the same non-recurring charges and credits, increased $909,000, or 15%, over the first six months of 1994.

Product development expenses of $668,000 in the second quarter of 1995 and $1,351,000 in the first six months of 1995 increased 45% and 47%, respectively, over the comparable periods in 1994. The increases are due mainly to the one-year renewal, in the third quarter of 1994, of a consulting agreement with the principals of ALST, which expired at the end of the second quarter of 1995. Additionally, the Company incurred comparably higher project-related expenses in both periods, including higher personnel-related charges.

Selling, general and administrative expenses were flat in the second quarter of 1995 compared to the same quarter of 1994. For the first six months of 1995, selling, general and administrative expenses increased $480,000, or 9%, over the first six months of 1994. A charge of $200,000 recorded in the first quarter of 1995 and incurred for a proposed business combination transaction accounts for 42% of this increase. The remainder was due to higher legal fees incurred in relation to non-patent related litigation and to higher marketing expenses mainly due to international expansion.

Liquidity and Capital Resources

The Company had cash and cash equivalents of $2,016,000 at July 2, 1995 of which $100,000 was restricted. In addition, the Company currently has a $2.75 million line of credit facility with its bank. The facility includes a sub-line for letters of credit of $750,000. Other than for the letter of credit issued in the amount of $629,000, there were no other borrowings outstanding under the line of credit. Borrowings under the line are secured by the Company's accounts receivable and inventories. The credit facility expires on June 30, 1996.

Net cash used in operating activities was $1,381,000 for the first six months of 1995 compared to cash provided by operating activities of $110,000 for the first six months of 1994. The decrease in cash provided by operating activities is the result of the increase in the net loss incurred and the higher investment in inventories, partially offset by an increase in accounts payable and accrued expenses.

Net cash used in investing activities was $524,000 and $521,000 in the first six months of 1995 and 1994, respectively.

Net cash used in financing activities was $222,000 and $317,000 in the first six months of 1995 and 1994, respectively. The reduction was due primarily to lower principal payments on the Company's outstanding debt.

Management anticipates capital expenditures of approximately $300,000 in 1995, of which $255,000 was spent in the first six months. The capital expenditures are mainly for manufacturing and research and development needs and for sales demonstration lasers. The Company is not contractually committed to spend the balance of its estimated capital expenditures. Investment in patents (primarily litigation costs) is anticipated to be approximately $400,000 in 1995, of which $119,000 was incurred in the first six months. Management believes that its current cash position, cash provided by operations as affected by the reduction in force and associated expense reductions, and other financing alternatives will be sufficient for these expenditures.

In addition to the actions taken at the end of the second quarter of 1995 to reduce cash expenditure levels, the Company is negotiating with certain outside legal counsel terms relating to a significant portion of legal costs that have been and will be incurred relating to several outstanding lawsuits. The terms will defer payment of those costs through notes payable, which will be payable out of, and secured by, any damage awards from the Laser Industries litigation and/or the litigation with C.R. Bard.

Management believes that inflation has not had a material effect on operations.

                           PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings

For information regarding certain pending lawsuits, reference is made to the Company's Form 10-K, Item 3, for the fiscal year ended January 1, 1995, and to the Company's Form 10-Q, Item 1, for the quarter ended April 2, 1995, as filed with the Securities and Exchange Commission, which are incorporated herein by reference. With respect to the action for patent infringement brought by the Company against Sharplan Lasers, Inc. and Laser Industries Ltd. (collectively, "Sharplan") in the United States District Court for the Eastern District of Pennsylvania (the "Eastern District"), the Company will be submitting its expert reports on damages on or about September 1, 1995. Trial is targeted for January 1996.

On July 3, 1995, Sharplan brought suit against the Company in the Eastern District. Sharplan has alleged that the Company fraudulently withheld information responsive to a request made by Sharplan for document production in the discovery phase for the liability trial for patent infringement held in March 1993. Sharplan has alleged that it has only recently uncovered the information, which it believes was material to the validity of the Company's Contact Laser patents. Sharplan has asked the court to set aside the liability judgment resulting from the March 1993 trial and to declare the Company's Contact Laser patents invalid and unenforceable, or in the alternative, to grant Sharplan a new liability trial.

The Company denies Sharplan's allegations, noting that the Company provided all information that was responsive to the request at issue. The Company has also stated that the information allegedly withheld is not material, in any case, to the legal issue now being raised. The Company will resist the suit vigorously.

With regard to the action in the Eastern District against Heraeus LaserSonics, Inc. ("Heraeus") for breach of its Supply Agreement with the Company and other claims, the court has, with the consent of the parties, dismissed this litigation without prejudice, and the Company and Heraeus continue in good faith to negotiate the terms of a resolution of their dispute.

Discovery is proceeding with regard to the action for patent infringement filed against the Company by Trimedyne in the United States District Court for the Central District of California. In response to a motion brought by the Company, the court has bifurcated the liability portion of the case from the damages portion.

ITEM 4.   Submission of Matters to a Vote of Security Holders

          a. The Company's 1995 Annual Meeting of Stockholders was held on May 25, 1995.

          b.   Not applicable

          c. At the May 25, 1995 Annual Meeting of Stockholders, the following two proposals were voted upon and the corresponding votes cast were:

               i)   Election of Directors:


                                                                                 Number of Votes
                                                           -------------------------------------------------------
                                                                                    Withhold               Broker
                  Nominee                                     For                   Authority            Non Votes
                  -------                                     ---                   ---------            ---------
               James R. Appleby, Jr.                       8,118,809                 177,420             1,552,938
               Sheldon M. Bonovitz                         8,118,809                 177,420             1,552,938
               Richard J. DePiano                          8,118,909                 177,320             1,552,938
               Jay L. Federman                             8,118,559                 177,670             1,552,938
               Terry A. Fuller                             8,118,759                 177,470             1,552,938
               John L. Long, Jr.                           8,118,659                 177,570             1,552,938
               Vincenzo Morelli                            8,118,959                 177,270             1,552,938

               On the basis of the above vote, James R. Appleby, Jr., Sheldon M. Bonovitz, Richard J. DePiano, Jay L. Federman, Terry A. Fuller, John L. Long, Jr. and Vincenzo Morelli were elected as directors of the Company.

               As noted in a mailing to stockholders dated May 19, 1995, John L. Long, Jr. gave notification of his intent to resign from the Board of Directors, if elected. Mr. Long's resignation became effective June 1, 1995. His seat on the Board has not been replaced.

               ii) Ratification of the appointment of Arthur Andersen LLP as independent accountants of the Company for the fiscal year ending December 31, 1995; 8,183,996 votes were cast in favor of such resolution, 76,382 votes were cast against such resolution and 35,851 votes abstained from voting on such resolution. On the basis of the above vote, the appointment of Arthur Andersen LLP was ratified.

         d.    Not applicable

ITEM 5. OTHER INFORMATION

               On July 25, 1995, Richard J. DePiano was elected Chairman of the Board of Directors of the Company replacing Sheldon M. Bonovitz, who resigned from the Chair, but continues as a director and member of the Executive and Compensation Committees of the Board.

ITEM 6.  Exhibits and Reports on Form 8-K

         a.    Exhibits:         Exhibit 11 - Computation of Earnings Per Share
                                 Exhibit 27 - Financial Data Disclosure
         b.    Reports on 8-K:  none

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        SURGICAL LASER TECHNOLOGIES, INC.

Date:  August 15, 1995                  By     /s/ Michael R. Stewart
                                               -------------------------
                                               Michael R. Stewart
                                               Vice President, Controller and
                                               Chief Financial Officer

                                               Signing on behalf of the
                                               registrant and as principal
                                               financial officer