Form 10-Q
period 1995-06-30
SURGICAL LASER TECHNOLOGIES INC /DE/
filed 1995-11-20
CIK 854099

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

     (Mark One)
     [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended October 1, 1995

                                       OR

     [   ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

                       For the transition period from to

                        Commission file number: 0-17919

                       SURGICAL LASER TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)

                   Delaware                          31-1093148
         (State or other jurisdiction of           (I.R.S. Employer
          incorporation or organization)           Identification No.)

                      200 Cresson Boulevard, P.O. Box 880
                                 Oaks, PA 19456
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (610) 650-0700
              (Registrant's telephone number, including area code)


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

         On November 15, 1995, the registrant had outstanding 9,853,356 shares of Common Stock, $.01 par value.

                                                Page 1 of 16 Pages
                                                Index is on Page 2

                       SURGICAL LASER TECHNOLOGIES, INC.
                                AND SUBSIDIARIES


                                     INDEX


                                                                                                                               PAGE
PART I.  FINANCIAL INFORMATION:

         ITEM 1.  Financial Statements:

         a.       Condensed Consolidated Balance Sheets,
                  October 1, 1995 (unaudited) and January 1, 1995                                                               3

         b.       Condensed Consolidated Statements of Operations
                  (unaudited) for the quarters ended October 1, 1995
                  and October 2, 1994                                                                                           4

         c.       Condensed Consolidated Statements of Operations
                  (unaudited) for the nine months ended October 1, 1995
                  and October 2, 1994                                                                                           5

         d.       Condensed Consolidated Statements of Cash Flows
                  (unaudited) for the nine months ended October 1, 1995
                  and October 2, 1994                                                                                           6

         e.       Notes to Condensed Consolidated Financial
                  Statements (unaudited)                                                                                       7-9

         ITEM 2.  Management's Discussion and Analysis of
                     Financial Condition and Results of Operations                                                             10-12

PART II.  OTHER INFORMATION:

         ITEM 1.  Legal Proceedings                                                                                            12-13
         ITEM 6.  Exhibits and Reports on Form 8-K                                                                             13

SIGNATURES                                                                                                                     14
EXHIBITS:

         EXHIBIT 11 - Computation of Earnings Per Share                                                                        15
         EXHIBIT 27 - Financial Data Schedule                                                                                  16


                       PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements



                     SURGICAL LASER TECHNOLOGIES, INC.
                               AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands, except par value)



                                                            Oct. 1,      Jan. 1,
                                                             1995         1995
                                                             ----         ----
ASSETS                                                          (Unaudited)
Current Assets:
 Cash and cash equivalents                                 $  1,546    $  4,143
   (including restricted amounts of $100)
 Accounts receivable, net of allowance for doubtful
   accounts of $118 and $110                                  3,092       4,468
 Inventories                                                  5,143       4,725
 Other                                                          367         257
                                                           --------    --------
  Total current assets                                       10,148      13,593

Property and equipment, net                                   8,412       8,869
Patents and licensed technology, net                          3,508       3,627
Other assets                                                    587         365
                                                           --------    --------
  Total Assets                                             $ 22,655    $ 26,454
                                                           ========    ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Current portion of long-term debt                         $    215    $    314
 Accounts payable                                             1,234       1,298
 Accrued liabilities                                          2,616       2,590
                                                           --------    --------
  Total current liabilities                                   4,065       4,202
                                                           --------    --------
Long-term debt                                                6,795       6,567

Stockholders' equity:
 Common stock, $.01 par value, 30,000 shares authorized,
  9,851 shares and 9,840 shares issued and outstanding           99          98
 Additional paid-in capital                                  32,575      32,526
 Accumulated deficit                                        (20,879)    (16,939)
                                                           --------    --------
  Total stockholders' equity                                 11,795      15,685
                                                           --------    --------
  Total Liabilities and Stockholders' Equity               $ 22,655    $ 26,454
                                                           ========    ========

The accompanying notes are an integral part of these statements.

                     SURGICAL LASER TECHNOLOGIES, INC.
                              AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                     (In thousands, except per share data)


                                                         For the Quarter Ended:
                                                         ----------------------
                                                            Oct 1,      Oct. 2,
                                                             1995         1994
                                                             ----         ----
Net sales                                                  $ 3,082      $ 5,833
Cost of sales                                                1,333        2,191
                                                           --------    --------
Gross profit                                                 1,749        3,642
                                                           --------    --------
Operating expenses:
 Selling, general and administrative                         2,179        2,695
 Product development                                           417          606
                                                           --------    --------
                                                             2,596        3,301
                                                           --------    --------
Operating income (loss)                                       (847)         341

Interest expense                                               160          159
Interest income                                                (19)         (22)
Equity in (earnings) loss of joint venture                       8           (5)
                                                           --------    --------
Income (loss) before income taxes                             (996)         209

Provision for income taxes                                    --              6
                                                           --------    --------
Net income (loss)                                          ($  996)     $   203
                                                           ========    ========


Net income (loss) per share                                ($ 0.10)     $  0.02
                                                           ========    ========

Shares used in calculating net income
  (loss) per share                                           9,851        9,255
                                                           ========    ========



The accompanying notes are an integral part of these statements.

                     SURGICAL LASER TECHNOLOGIES, INC.
                              AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                     (In thousands, except per share data)




                                                      For the Nine Months Ended:
                                                      --------------------------
                                                         Oct. 1,        Oct. 2,
                                                          1995           1994
                                                          ----           ----
Net sales                                                $ 11,055      $ 15,802
Cost of sales                                               4,639         5,939
                                                         --------      --------
Gross profit                                                6,416         9,863
                                                         --------      --------
Operating expenses:
 Selling, general and administrative                        7,815         7,851
 Product development                                        1,768         1,528
 Non-recurring charges(credits)                               390          (892)
                                                         --------      --------
                                                            9,973         8,487
                                                         --------      --------
Operating income (loss)                                    (3,557)        1,376

Interest expense                                              471           538
Interest income                                               (89)          (67)
Equity in (earnings) loss of joint venture                      2           (19)
                                                         --------      --------
Income (loss) before income taxes                          (3,941)          924

Provision for income taxes                                      0            26
                                                         --------      --------
Net income (loss)                                        ($ 3,941)     $    898
                                                         ========      ========

Net income (loss) per share                              ($  0.40)     $   0.10
                                                         ========      ========
Shares used in calculating net income
  (loss) per share                                          9,851         9,211
                                                         ========      ========





The accompanying notes are an integral part of these statements.

                     SURGICAL LASER TECHNOLOGIES, INC.
                              AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                               (In thousands)


                                                     For the Nine Months Ended:
                                                     --------------------------
                                                            Oct. 1,      Oct. 2,
                                                             1995         1994
                                                             ----         ----
Cash Flows From Operating Activities:
Net income (loss)                                            ($3,941)   $   898
 Adjustments to reconcile net income (loss) to net cash
  provided by  (used in) operating activities:
   Equity in (earnings) loss of joint venture                      2        (19)
   Depreciation and amortization                               1,385      1,500
   Imputed interest                                              (16)        22
   Non-recurring charges (credits)                               390       (838)
   Decrease (increase) in assets:
    Accounts receivable                                        1,377     (1,307)
    Inventories                                                 (340)      (236)
    Other current assets                                        (110)      (114)
    Other assets                                                 (81)        84
  Increase (decrease) in liabilities:
    Accounts payable                                             379        414
    Accrued liabilities                                         (349)      (190)
                                                             -------     ------
Net cash provided by (used in) operating activities           (1,304)       214
                                                             -------     ------
Cash Flows From Investing Activities:
 Additions to property and equipment                            (375)      (499)
 Investment in joint venture                                    (150)      --
 Patent costs                                                   (506)      (335)
                                                             -------     ------
Net cash used in investing activities                         (1,031)      (834)
                                                             -------     ------
Cash Flows From Financing Activities:
 Proceeds from exercised stock options and warrants             --            1
 Payments on long-term debt                                     (262)      (460)
                                                             -------     ------
Net cash used in financing activities                           (262)      (459)

Net decrease in cash and cash equivalents                     (2,597)    (1,079)

Cash and Cash Equivalents, Beginning of Period                 4,143      2,866
                                                             -------     ------
Cash and Cash Equivalents, End of Period                     $ 1,546    $ 1,787
                                                             =======     ======




The accompanying notes are an integral part of these statements.

                       SURGICAL LASER TECHNOLOGIES, INC.
                                AND SUBSIDIARIES



        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1.       Summary Financial Information and Results of Operations:

In the opinion of Surgical Laser Technologies, Inc. and Subsidiaries (the "Company"), the accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles and with the regulations of the Securities and Exchange Commission and contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of October 1, 1995, the results of operations for the quarters and nine months ended October 1, 1995 and October 2, 1994 and cash flows for the nine months ended October 1, 1995 and October 2, 1994.

         Interim Financial Information:

While the Company believes that the disclosures presented are adequate to prevent misleading information, it is suggested that the unaudited condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes included in the Company's Form 10-K report for the fiscal year ended January 1, 1995, as filed with the Securities and Exchange Commission. Interim results for the nine months ended October 1, 1995 are not necessarily indicative of the results to be expected for the full year.

2.       Supplemental Cash Flow Information:

There were no income taxes paid for the nine months ended October 1, 1995 or October 2, 1994. Interest paid for the nine months ended October 1, 1995 and October 2, 1994 was $470,000 and $538,000, respectively.

The following noncash investing and financing activities took place:

During the first half of 1995, the Company issued additional notes of $342,000 in conjunction with the financing of certain patent litigation. The notes bore interest at annual interest rates ranging from 9.5% to 10%, were payable in monthly installments, and were scheduled to be completely repaid between December 1996 and April 1997. In the third quarter of 1995, the Company issued a new note, in the amount of $442,000, which replaces the aforementioned notes and incorporates additional patent litigation costs incurred in the third quarter of 1995. The new note bears interest at an annual rate of 9.75%. Payment of the note will be made upon the receipt of damages from the Company's patent litigation with Laser Industries, Limited and its subsidiary, Sharplan Laser, Inc. (See Legal Proceedings). For the nine months ended October 1, 1995 and October 2, 1994,

$70,000 and $184,000, respectively, of the 8% convertible subordinated notes were converted at the request of the noteholders into common stock at a conversion price of $4.50 per share. For the nine months ended October 2, 1994, the Company issued additional common stock of $114,000 in the form of restricted stock awards, for bonuses previously accrued.

3.       Net Income (Loss) Per Share:

For the quarter and nine months ended October 1, 1995, the net loss per share has been computed using the weighted average number of shares outstanding during each period. Common share equivalents have not been considered as they are anti-dilutive.

Net income per share for the quarter and nine months ended October 2, 1994 has been computed using the weighted average number of common shares and common share equivalents outstanding during each period using the treasury stock method.

4.       Bank Borrowings:

At October 1, 1995, the Company had a $2.75 million line of credit agreement with a bank, which included a $750,000 sub-line for letters of credit. Under its sub-line, the Company issued a letter of credit in the amount of $629,000 in favor of the Montgomery County Industrial Development Corporation (MCIDC) under the terms of the Mortgage and Security Agreement and one other trade letter of credit in the amount of $27,000.

At October 1, 1995, there were no other borrowings under the line. The borrowing base calculation would have limited the availability, after accounting for the letter of credit, to $1.2 million, however, by insuring its international receivables, the Company could have increased the availability to the full line of credit.

Subsequent to the end of the third quarter, the Company and its bank changed the borrowing base calculation which governs the availability under the line of credit. Had the new borrowing base been in effect at the end of the third quarter, the availability after accounting for the letter of credit would have been $.9 million. By insuring its international receivables, the Company could increase the borrowing base to approximately $1.5 million, however, the Company has not done so at this time since borrowings have not been required.

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

5.       Income Taxes:

No income tax provision was made for the quarter or nine months ended October 1, 1995 due to the losses incurred. Income taxes of $26,000 were provided for the nine months ended October 2, 1994; they consisted primarily of federal alternative minimum tax and were significantly less than the statutory rate due to the utilization of net operating loss carryforwards.

6.       Segment and Geographic Data:

The Company is engaged in one business segment: the design, development, manufacture and marketing of laser products for medical applications. The Company's customers are primarily hospitals and medical centers. Foreign sales, excluding 1994 sales to C.R. Bard, represented 22% of net sales in the first nine months of 1995 as compared to 18% in the same period in 1994. Sales to the Company's joint venture (see Note 7) were 8% and 5% of net sales in the first nine months of 1995 and 1994, respectively. Sales to one customer (C.R. Bard) in the first nine months of 1994 represented 7% of net sales. There were no sales to C.R. Bard in the first nine months of 1995.

7.       Investment in MEDIQ PRN/SLT:

The Company is a 50% owner of MEDIQ PRN/SLT, a joint venture formed in the third quarter of 1993 to provide rentals of lasers and related equipment to hospitals and other health care providers. The investment in MEDIQ PRN/SLT is accounted for using the equity method and is included in other assets. Sales to MEDIQ PRN/SLT are recorded at an arms-length price. Under the equity method, 50% of the gross profit from the sales to the joint venture is deferred and amortized to income as the related asset is used by the joint venture. The Company's sales to the joint venture were $911,000 and $861,000 for the nine months ended October 1, 1995 and October 2, 1994, respectively. Accounts receivable from sales to MEDIQ PRN/SLT at October 1, 1995 are $425,000.

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

ITEM 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

Results of Operations

Net sales for the quarter ended October 1, 1995 of $3,082,000 were $2,751,000, or 47% lower than the same period in 1994, while net sales for the nine months ended October 1, 1995 of $11,055,000 decreased $4,748,000, or 30%, from the first nine months of 1994. Included in the first nine months of 1994 net sales were $1,076,000 of sales to C.R. Bard for which there were no corresponding sales in 1995.

Net sales of delivery systems declined 28% and 8% in the third quarter and nine months of 1995 relative to the comparable periods in 1994. These percentages exclude the 1994 sales to C.R. Bard for which there were no corresponding sales in 1995. Net sales of Contact Laser(TM) Systems, also excluding 1994 sales to C.R. Bard, declined 76% and 57% in the third quarter of 1995 and the first nine months of 1995 from the comparable periods in 1994.

The primary factors affecting the sales of Contact Laser Systems and delivery systems in 1995 are: (1) market confusion regarding the use of the electrosurgical roller ball products versus lasers to perform TURP urologic procedures; and (2) the continued restriction and postponement of medical device capital purchases by hospitals within the U.S. hospital market.

In response to lower net sales levels, the Company took action, at the end of the second quarter and throughout the third quarter, to bring its expenditures and employment levels in line with current sales levels. The actions taken are expected to reduce cash expenditure levels by approximately $3.1 million on an annualized basis. The actions included a reduction in force which affected 41 employees, or 27% of the workforce.

Due to the lower level of sales, gross profits for the quarter ended October 1, 1995 of $1,749,000 decreased $1,894,000, or 52%, from the third quarter of 1994, while gross profits for the first nine months of 1995 of $6,416,000 decreased $3,447,000, or 35%, from the first nine months of 1994. As a percentage of net sales, gross profit decreased to 57% in the third quarter from 62% in the third quarter of 1994, and to 58% in the first nine months of 1995 from 62% in the first nine months of 1994. The decrease in gross profit as a percentage of sales was due primarily to the lower volume of sales.

Operating expenses in the third quarter of 1995 of $2,596,000 were 21% lower than operating expenses in the third quarter of 1994 of $3,301,000. For the first nine months of 1995, operating expenses, excluding non-recurring charges and credits, increased $206,000, or 2%, over the first nine months of 1994.

Product development expenses of $417,000 in the third quarter of 1995 were $189,000 lower than the comparable period in 1994, due mainly to the one-year renewal, in the third quarter of 1994, of a consulting agreement with the principals of ALST, which expired at the end of the second quarter of 1995. Product development expenses were $1,768,000 in the first nine months of 1995 compared to $1,528,000 in the first nine months of 1994. The increase was due primarily to the renewed consulting agreement with the principals of ALST and to comparably higher project related expenditures.

Selling, general and administrative expenses were flat in the first nine months of 1995 compared to the same period of 1994. The selling, general and administrative expenses in the first nine months of 1995 include a charge of $200,000 recorded in the first quarter of 1995 in connection with a proposed business combination transaction, which was not consummated. For the third quarter of 1995, selling, general and administrative expenses decreased $516,000, or 19%, from the third quarter of 1994. The lower expenses in the third quarter of 1995 reflect the results of the actions taken at the end of the second quarter of 1995 to lower costs.



Liquidity and Capital Resources

The Company had cash and cash equivalents of $1,546,000 at October 1, 1995 of which $100,000 was restricted. In addition, the Company currently has a $2.75 million line of credit facility with its bank. The facility includes a sub-line for letters of credit of $750,000. Other than for letters of credit issued in the amount of $656,000, there were no other borrowings outstanding under the line of credit. Borrowings under the line are secured by receivables and inventories and are limited by a borrowing base calculation (see Note 4). The credit facility expires on June 30, 1996.

Net cash used in operating activities was $1,304,000 for the first nine months of 1995 compared to cash provided by operating activities of $214,000 for the first nine months of 1994. The decrease in cash provided by operating activities is the result of the increase in the net loss incurred.

Net cash used in investing activities was $1,031,000 and $834,000 in the first nine months of 1995 and 1994, respectively. The increase was due primarily to an additional investment of $150,000 in MEDIQ PRN/SLT (see Note 7), made in the second quarter of 1995, and to higher investments in patents (primarily litigation costs).

Net cash used in financing activities was $262,000 and $459,000 in the first nine months of 1995 and 1994, respectively. The reduction was due primarily to lower principal payments on the Company's outstanding debt.

Management anticipates capital expenditures of approximately $400,000 in 1995, of which $375,000 was spent in the first nine months. The capital expenditures are mainly for manufacturing and research and development needs and for sales demonstration lasers. The Company is not contractually committed to spend the balance of its estimated capital expenditures. Investment in patents (primarily litigation costs) is anticipated to be approximately $700,000 in

1995, of which $506,000 was incurred in the first nine months. Management believes that its current cash position, cash provided by operations as affected by the reduction in force and associated expense reductions, and other financing alternatives will be sufficient for these expenditures.

The negative cash flow experienced during the nine-month period ended October 1, 1995 resulted partially from operating expense levels that were higher than required for the level of sales experienced during this period, and from high litigation fees due to the key litigation matters in which the Company is involved. The company has down-sized its operations bringing operating expenses and expected operating cash flows to a level more consistent with the level of sales being experienced. Additionally, the Company established deferred payment arrangements with respect to a substantial portion of the fees to be incurred in the litigation with Sharplan/Laser Industries, C.R. Bard and Trimedyne. These arrangements will reduce the near-term cash flow impact of aggressively pursuing the resolution of these lawsuits.

Management believes that inflation has not had a material effect on operations.


                           PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings

For information regarding certain pending lawsuits, reference is made to the Company's Form 10-K, Item 3, for the fiscal year ended January 1, 1995, and to the Company's Form 10-Q, Item 1, for the quarters ended April 2, 1995 and July 2, 1995, as filed with the Securities and Exchange Commission, which are incorporated herein by reference.

With respect to the action for patent infringement brought by the Company against Sharplan Lasers, Inc. and Laser Industries Ltd. (collectively, "Sharplan") in the United States District Court for the Eastern District of Pennsylvania (the "Eastern District"), the Company has submitted its expert reports on damages; the Company has continued to make fact discovery. Sharplan has not submitted its expert reports. The pre-trial conference and the trial itself are targeted for January 1996, but the actual trial date will be set by the Court and will depend in part upon the judge's case load.

On July 3, 1995, Sharplan brought suit against the Company in the Eastern District, alleging that the Company fraudulently withheld information responsive to a request made by Sharplan for document production in the discovery phase for the liability trial for patent infringement. Sharplan and the Company have each filed motions for summary judgment; each party is now preparing its reply to the motion of the other party. Management believes that it has meritorious defenses to Sharplan's allegations and does not foresee that this suit will delay the damage trial targeted for January.

With regard to the action in the Eastern District against Heraeus LaserSonics, Inc. ("Heraeus") for breach of its Supply Agreement with the Company and other claims, Heraeus and the Company have executed agreements settling the dispute that had been the subject of the lawsuit. Under the major terms of the settlement agreement, SLT will continue to supply Heraeus with its requirements of sapphire contact probes, pursuant to the Supply Agreement entered into in March 1989. Heraeus and SLT have entered into a different supply contract under which SLT will begin to supply Heraeus its requirements of orb-tipped and conical-tipped contact fiber delivery systems, commonly known in the marketplace as sculpted or sharpened fibers. In addition, Heraeus will pay SLT an undisclosed sum of money.

With regard to the action in the Eastern District against C. R. Bard, Inc. and the Bard Urological Division (collectively, "Bard"), the Court granted SLT's motion to join Trimedyne, Inc. ("Trimedyne") and Mr. Marvin Loeb, Trimedyne's Chairman and Chief Executive Officer, as defendants in this action for contractual interference and civil conspiracy. The Company has acceded to Mr. Loeb's request to be released as a personal defendant, provided that Trimedyne does not raise as a defense that the wrongful acts alleged by the Company were not those of Trimedyne, but those of Mr. Loeb who was acting ultra vires. Trimedyne has indicated that it will assert that the United States District Court for the Eastern District of Pennsylvania has no personal jurisdiction over Trimedyne on the ground that Trimedyne's contacts with the Eastern District have been de minimis. The Company intends to object to any such motion; documentary and other discovery will proceed notwithstanding the pendency of any such motion.

With respect to the action for patent infringement filed against the Company by Trimedyne in the United States District Court for the Central District of California, the Court heard, on November 6, 1995, the Company's motion for partial summary judgment for non-infringement of the Hussein '737 patent. The Company is awaiting the Court's final ruling.

With regard to the suit against the Company brought by the inventor of three of the Company's Contact Laser(TM) patents for breach of contract, among other counts, filed in the United States District Court for the Southern District of Ohio, the Court has dismissed the fraud claims and permitted the balance of the matter to proceed. The Company has until November 30, 1995 to file its answer, defenses and counterclaims. The Company remains of the belief that it has meritorious defenses, which it will assert vigorously.


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



                                              SURGICAL LASER TECHNOLOGIES, INC.



Date:  November 20, 1995                 By     /s/ Michael R. Stewart
                                              -------------------------

                                             Michael R. Stewart
                                             Vice President, Controller and
                                             Chief Financial Officer

                                             Signing on behalf of the registrant
                                             and as principal financial officer