Form 10-K
period 1995-12-31
SURGICAL LASER TECHNOLOGIES INC /DE/
filed 1996-04-01
CIK 854099

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1995.

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from __________ to __________.

Commission File Number 0-17919

                        Surgical Laser Technologies, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                           31-1093148
- -------------------------------                         ----------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization                          Identification No.)


200 Cresson Boulevard, P.O. Box 880, Oaks, PA               19456-0880
- ---------------------------------------------               ----------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code:  (610) 650-0700

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.01 par value
                          ----------------------------
                                (Title of Class)

               8% Convertible Subordinated Notes Due July 30, 1999
               ---------------------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X . No ____.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of March 15, 1996, the aggregate market value of the voting stock of the registrant held by non-affiliates was approximately $21,323,112.

On March 15, 1996, the registrant had outstanding 9,853,824 shares of Common Stock, $.01 par value.

                    DOCUMENTS INCORPORATED BY REFERENCE: None



                                                             Page 1 of 72 pages.
                                                    Exhibit index is on page 55.

                                     PART I


Item 1.  Business.

     (a) GENERAL DEVELOPMENT OF BUSINESS.

     Surgical Laser Technologies, Inc. ("SLT" or the "Registrant") was incorporated in December 1983 under the laws of the State of Delaware. Registrant's principal offices are located at 200 Cresson Boulevard, P.O. Box 880, Oaks, Pennsylvania 19456-0880, and its telephone number is (610) 650-0700.

     Registrant is engaged in the development, manufacture and sale of proprietary laser systems for both contact and non-contact surgery. Registrant's Contact Laser(TM) System, unlike conventional laser systems, enables the surgeon to use the laser instrument in direct contact with the tissue being treated, thereby significantly enhancing the ease of use and precision of laser surgery in many applications. Registrant's Contact Laser was the first Contact Laser surgery system developed for commercial application, and Registrant holds patents on the Wavelength Conversion(TM) effect technology which is the technological foundation for Contact Laser surgery. Registrant believes that Contact Laser surgery represents a significant advancement in laser surgery. Registrant supplements its contact offerings with non-contact products.

     Registrant's Contact Laser System is comprised of a portable laser unit that delivers laser energy through Contact Laser Delivery Systems. Registrant's current product line includes four portable laser units of various power levels and a family of over 100 Laser Probes, Laser Scalpels, fibers and handpieces that provide different Wavelength Conversion(TM) effect properties, power densities and configurations appropriate for cutting, coagulation or vaporization. The Wavelength Conversion effect properties permit lasers to replicate the effect of several different laser systems. As a result of the system's design, a single Contact Laser System can be used within most surgical specialties to perform a broad range of minimally invasive and open surgical procedures. Registrant began commercial shipments of its Contact Laser Systems in June 1986 and each year seeks to expand and enhance its product line for new and existing uses by surgical specialists.

     In March 1995, Daniel Schuman, M.D. assigned to Registrant his rights in patent applications covering the Sinu-Clear(TM) apparatus and method. The agreement is for a minimum of ten years. Royalties are payable based on sales of product used in the Sinu-Clear procedure. The agreement with Dr. Schuman also covers the rental of space in a training facility operated by a charitable foundation established by Dr. Schuman. Under the agreement, Dr. Schuman will collaborate with Registrant in promoting the Sinu-Clear procedure.

     In May 1995, the U.S. Patent and Trademark Office issued to Registrant a patent covering a device that fuses a tip to a fiberoptic cable in such a manner that obviates the need for external cooling and that utilizes heat that may be generated in the transfer of light from the fiberoptic to the fused tip.

     In July 1995, Registrant, after experiencing declining sales, implemented a reduction in force to bring its employment levels in line with the requirements needed to support its actual sales levels.

Employment reductions were made in most functional areas within the Company. The reduction in force reduced employment levels by 27%.

     In July 1995, Registrant also received clearance for its stand-alone cooling system, a critical component of its SLT Select(TM) program. This cooling system enables Registrant's coaxially cooled fiber delivery systems and Laser Probes and Scalpels to be used on many other manufacturers' Nd:YAG laser systems. Based on Registrant's successful test-market of this program in December 1995, Registrant intends to make the program available nationally in the second quarter of 1996.

     In August 1995, Registrant expanded its contractual relationship with Tenet Healthcare to accomodate special programs in urology, ENT and thoracoscopy. Significant progress continues to be made in the areas of urology and ENT, and similar progress was being made for thoracoscopic laser bullectomy until the Health Care Financing Administration declared, in December 1995, a moratorium on reimbursement for bullectomies, whether utilizing lasers or other modalities. The moratorium is expected to continue until HCFA has gathered sufficient data on the procedure and determined that reimbursement is warranted, at which time Registrant would expect to resume its progress in this area with Tenet Healthcare.

     Also in August, Registrant received clearance for its products, including its new flat, diffusing probe (the DF2) for use in the Sinu-Clear(TM) procedure. Supplementing that ENT clearance was a clearance issued in September 1995 covering Registrant's Sinu-Clear(TM) kit, covering suction and irrigation tubing.

     In addition, Registrant received clarification in August 1995 of its urologic clearances from the U.S. Food and Drug Administration (FDA) including confirmation of its clearance for prostatectomy. As a result, Registrant can continue to claim that its Contact Laser devices: "significantly reduce bleeding time common with traditional TURP, thereby helping to shorten a patient's hospital stay," and provide "immediate symptom improvement." "TURP" is an acronym for transurethral resection of the prostate.

     In September 1995, the FDA issued a letter to all laser and electrosurgical instrument manufacturers. In that letter, the FDA stated that the clinical indication terms "prostatectomy" and "the treatment of BPH" are synonymous. The FDA had previously informed Registrant that Registrant was the only company in question that had clearance for the indication of "prostatectomy" and that no company had the companion indication of "treatment of BPH." The FDA also indicated in its letter that device companies that wished to secure, or to retain, such indications had to submit clinical data. Registrant promptly began to formulate a clinical protocol for such data. In February 1996, the FDA approved Registrant's clinical protocol that Registrant had submitted in December 1995 in answer to the FDA's industry-wide mandate that data be submitted within a 24-month time frame in order to secure or retain the indications of prostatectomy/treatment of BPH. The data required to support the prostatectomy/BPH claim is significantly less extensive and intensive than data which the FDA had previously required to be submitted in a premarket approval for the BPH claim. Given the relaxed data requirements, Registrant expects that other device companies will submit data for the prostatectomy/BPH claim to the FDA, and in fact Trimedyne, Inc. announced in March 1996 that the FDA had granted it such clearance. Registrant may continue until the October 1997 deadline to market under its current urologic indications without submitting data to the FDA. Registrant believes that it will have successfully compiled and submitted the necessary data to the FDA well in advance of the October 1997 deadline.

     In October 1995, Tenet Healthcare and Registrant began a cooperative effort aimed at further substantiating the validity of the clinical efficacy of a new procedure called Sinu-Clear. Through this cooperative effort, Tenet will maintain a centralized database to track patient outcomes and the procedure's cost-effectiveness on a long- and short-term basis. The Sinu-Clear technique utilizes Registrant's patented laser delivery system in combination with a pending patent that covers the application of lasers and warmed irrigating fluid to remove nasal polyps and diseased sinus tissue. The procedure is unique and offers several potential advantages over traditional techniques currently used to perform endoscopic sinus surgery.

     In October 1995, Registrant received clearance for its Thermalite(TM) diode laser system. However, Registrant does not intend to continue development of this family of lasers or to introduce it into the market until market demand and production costs so warrant.

     In November 1995, Registrant settled its outstanding litigation against Heraeus LaserSonics of Milpitas, California. Under the major terms of the settlement agreement, Registrant will continue to supply Heraeus with its requirements of sapphire contact probes, pursuant to the Supply Agreement entered into in March 1989 in connection with the settlement of earlier litigation. Heraeus and Registrant also have entered into a different supply contract under which Registrant will begin to supply Heraeus its requirements of orb-tipped and conical-tipped contact fiber delivery systems, commonly known in the marketplace as sculpted or sharpened fibers. In addition, Heraeus agreed to pay Registrant an undisclosed sum of money, 50% of which was paid in 1995.

     In December 1995, Registrant settled its outstanding litigation whereby Sharplan Lasers, Inc. paid Registrant $8,125,000 in cash settlement for damages relating to the patent infringement suit which Registrant brought against Sharplan in May 1990, and later against its parent company, Laser Industries Ltd. In addition to the cash settlement, Laser Industries and Sharplan continue to be bound by the April 1993 court order under which they were permanently enjoined and restrained from the unauthorized making or using or selling or inducing others to use any products in the United States found to infringe.

     Also in December 1995, Registrant introduced a new urology product called the VaporMax(TM) probe which Registrant believes provides the urologist significant surgical versatility and clinical benefit over electro-surgical roller-ball type products. This multi-directional product is an important addition to Registrant's array of urologic products, enhancing the ease of use and reducing the learning curve associated with the performance of urologic surgery utilizing Registrant's products.

     In the fourth quarter of 1995, Registrant began offering certain of its products with an SMA-905 proximal connector. Such a connector allows Registrant's products to be used with other manufacturers' laser systems. Registrant plans to expand the number of products offered with this connector in 1996.

     There were no other significant changes in Registrant's business during the fiscal year ended December 31, 1995.

     (b) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS.

     Not applicable because Registrant does not group its business into more than one industry segment. See Note 15 of Notes to Consolidated Financial Statements for geographic segment information.

     (c) NARRATIVE DESCRIPTION OF BUSINESS.

     Registrant is engaged in the development, manufacture and sale of a proprietary Contact Laser(TM) System for surgery. During fiscal 1995, 1994 and 1993, revenues from sales of Registrant's products were $14,839,000, $21,508,000 and $18,237,000, respectively.

     Registrant introduced Contact Laser surgery by combining proprietary Contact Laser Delivery Systems with its own Nd:YAG laser to create a multi-specialty surgical instrument that can cut, coagulate or vaporize tissue.

     Almost all of the surgery performed today, endoscopic or open-cavity, utilizes two fundamental technologies -- mechanical cutting and clamping, and thermal vaporization and coagulation. The mechanical scalpel, scissors and suture are universally accepted. However, today's surgery increasingly requires additional control of bleeding, more precision and better access to diseased sites. Lasers are suited for this requirement.

     With the use of Registrant's Contact Laser System, a precise temperature profile, or gradient, is created upon contact with the tissue by Registrant's Laser Probes and Laser Scalpels. It is the temperature that directly causes the therapeutic effect. If the temperature is sufficiently high, the tissue will be vaporized (turned from liquid or solid into gas), creating a precise surgical incision or excision. Lower temperatures coagulate tissue and thus control bleeding or destroy diseased tissue.

     Registrant's proprietary Contact Laser probe and scalpel surface treatments provide the ability to alter selectively the temperature profile of tissue, replicating the clinical effect of many different types of lasers. These treatments are marketed under the trademark "Wavelength Conversion(TM) effect" treatments. In addition, Contact Laser surgery restores to the surgeon the advantages of tactile feedback lost with conventional lasers.

     Registrant's revenues are generated by the sale of Contact Laser Delivery Systems and accessories and Nd:YAG Laser Systems. Registrant's Contact Laser Delivery Systems consist of proprietary fiberoptic delivery systems which deliver the laser beam from Registrant's Nd:YAG Laser Systems to a proprietary Laser Probe, Laser Scalpel or optical fiber directly to the tissue.

     Disposable Fiberoptic Delivery Systems. Registrant has designed disposable optical quartz fibers to channel the laser beam from Registrant's laser unit to the fiber end, the Laser Probe or the Laser Scalpel or to one of 19 interchangeable, application-specific handpieces that hold the Laser Scalpel or Laser Probe. These proprietary optical fibers and handpieces are intended for single use and range currently in list price from $145 to $215.

     Laser Probes and Laser Scalpels. Registrant's proprietary Laser Probes and Laser Scalpels are made of either synthetic sapphire crystal or fused silica and have high mechanical strength, appropriate thermal conductivity and high melting temperature. Most of these Laser Probes and Laser Scalpels use Registrant's patented Wavelength Conversion(TM) effect treatments or geometry. Registrant offers over 60 interchangeable Laser Probes and Laser Scalpels that provide different power densities through various geometric configurations appropriate for cutting, coagulation or vaporization. Laser Probes and Laser Scalpels are made with varying distal tip diameters and surface treatments, each with a different balance between cutting and coagulation, so that the instrument can be suited to the particular tissue type. Additionally, Registrant markets side-firing and direct-firing free-beam laser probes. Instead of changing laser units, surgeons may choose a different Laser Probe or Laser Scalpel to perform a different procedure. The Laser Probes and Laser Scalpels are intended for limited reuse and the list prices currently range from $375 to $495.

     Disposable Gas or Fluid Cartridge Systems. Registrant's proprietary cartridge system provides gas or fluid to cool the junction between the optical fiber and the Laser Scalpel or the Laser Probe. These cartridges are sterile and used in one set of procedures. The list price of these cartridges is currently $60.

     Reusable Laser Aspiration Handpieces. Registrant's proprietary reusable stainless steel handpieces are all used with interchangeable laser aspiration wands and flexible endoscopic fibers. These proprietary handpieces are intended for intra-nasal/endoscopic sinus and oropharyngeal procedures requiring smoke and/or fluid evacuation. Their list price currently ranges from $85 to $395.

     Laser Units. Registrant markets four Nd:YAG laser units for use with its Contact Laser Delivery Systems. Registrant's CLMD line, which Registrant developed and began to market in 1991, consists of four units: the CLMD 25-watt to tissue, 110-volt; the CLMD 40-watt to tissue, 110-volt; the CLMD Dual which operates up to 40-watts to tissue on 110-volts and up to 60-watts to tissue on 220-volts; and the CLMD-100 watt to tissue, 220-volt. The CLMD lasers are modularly designed to allow the customer to upgrade from the 25-watt laser to the 40-watt or Dual laser and from the 40-watt laser to the Dual laser, and provide the customer the flexibility and versatility to change its laser system easily to meet its changing surgery needs. Current list prices for the lasers are as follows: CLMD 25-watt, 110-volt - $55,000; CLMD 40-watt, 110-volt - $70,000; CLMD Dual - $85,000; and CLMD 220-100 watt - $95,000. These prices include a one-year warranty.

     Virtually all of Registrant's products are manufactured and assembled at Registrant's Oaks, Pennsylvania manufacturing facility. The raw materials used by Registrant are generally available in adequate supply.

     Registrant obtains all of its partially finished Laser Probes and Laser Scalpels from three suppliers in the United States. Registrant performs final assembly and materials processing on the Laser Probes and Laser Scalpels using proprietary and patented treatment processes. The fiberoptic delivery systems, with and without handpieces, are also manufactured by Registrant. Registrant's sterile gas and fluid cartridge systems are manufactured exclusively by a domestic supplier in accordance with Registrant's specifications.

     Registrant's strategy for long-term growth continues to be to develop next-generation laser units and to expand the disposable delivery systems business as well as to take advantage of Registrant's unique market position as a provider of Contact Laser products and delivery systems for multiple surgical specialties. In the fourth quarter of 1995, Registrant began offering certain of its products with an SMA-905 proximal connector. Such a connector allows Registrant's products to be used with other manufacturers' laser systems. Registrant plans to expand the number of products offered with this connector in 1996. Registrant also seeks to expand current, and investigate new, strategic business relationships which will enhance the use of Registrant's Contact Laser units and Contact Laser Delivery Systems.

Marketing

     Registrant sells its Contact Laser Systems by forming a responsive partnership with surgeons and hospitals to develop and apply innovative technologies that advance therapeutic benefit, improve cost-effectiveness and enhance access and ease of use across a broad range of surgical procedures and specialties. Registrant's marketing efforts include sponsoring regional training courses on a periodic basis. The courses are designed to educate physicians and nurses in the use of Registrant's Contact Laser System. The course materials concentrate on the major focus areas of the medical specialties for which the system can be utilized.

     Registrant also participates from time to time in various workshops and educational programs relating to medical lasers that are sponsored by others. These programs, together with direct mail, advertising, physician referrals and trade shows at which Registrant participates, provide substantially all of Registrant's potential customers. Registrant's laser utilization specialists provide consultation and assistance to the surgeon and surgical staff on the effective use of Registrant's products for Contact Laser Surgery. The length of the sales cycle varies from one month to one year, with the average sale requiring approximately six months.

     Registrant's President and Chief Executive Officer and Executive Vice President and Chief Operating Officer supervise sales and marketing activities in the United States, which are conducted predominantly by Registrant-employed sales personnel. The sale and post-sale support provided by Registrant includes laser utilization specialists, who provide clinical consultation regarding laser safety, efficacy and operating room procedures; clinical education specialists, who provide educational consultation and courses in the effective use of Registrant's products; and marketing and product managers and technology engineers, who together provide the link between the surgeon and Registrant to create innovative solutions and identify new applications for Contact Laser surgery. Registrant distributes its products internationally through independent distributors supervised by a Vice President and Managing Director of International Operations, who is based in the United States.

     Registrant entered into a joint venture with Mediq/PRN Life Support Services, Inc. ("Mediq PRN") in August 1993 to provide rentals of lasers and related equipment to hospitals and other health care providers in the United States. Rental offerings by the joint venture, known as Mediq PRN/SLT, furnish health care providers an alternative source of financing, operating flexibility and support services to overcome capital constraints and the pressures of health care cost containment.

     International markets. During 1995, Registrant initiated marketing activities in Taiwan, receiving in June 1995 regulatory authorization to sell its products. Working through a distributor in Germany, Registrant has gained greater distribution coverage in Argentina and Chile. These marketing activities are in addition to Registrant's other international markets, which include countries in Europe, the Middle East, the Far East and South America and Mexico and Canada.

Research and Development

     Registrant focuses its research and product development efforts on both Nd:YAG Laser Systems and Contact Laser Delivery Systems. Registrant's technological capabilities are designed to be responsive to the surgeon's needs. Registrant has the ability to respond to development requirements in the areas of optical/materials technology, laser technology and mechanical and electronics technology. During 1995, 1994 and 1993, Registrant spent $2.1 million, $2.1 million and $2.5 million in product development expenses, respectively.

     Registrant's corporate facility in Oaks, Pennsylvania houses its product development activities for both Contact Laser units and Contact Laser Delivery Systems. Registrant utilizes the technologies developed by Advanced Laser Systems Technology, Inc. ("ALST") and licensed to Registrant in December 1990 in the development and manufacture of its CLMD laser family. Registrant, in addition to its internal product development programs, works closely with medical centers, universities and other companies in the United States and Europe in an effort to develop additional products and applications for its technology.

     Registrant's core Laser Probe and Laser Scalpel technology was acquired by Registrant in 1985 in consideration for certain royalty payments on net sales of probes and scalpels. More recently, the disposable fiberoptic delivery systems, with and without handpieces, the disposable gas and fluid cartridge systems, ceramic-enclosed probes especially suited for arthroscopic surgery and adjustable touch-control handpieces have been developed by employees of Registrant; Registrant has retained ownership of all such proprietary technology. In 1994 and 1995, Registrant has focused much of its efforts on improving its offerings in urology, thoracoscopy and ENT.

     Registrant continues to focus on applications in minimally invasive and open surgery procedures in gynecology, general surgery, orthopedics, urology, ENT and thoracic surgery. It is also expanding product development into new specialties where the Contact Laser System can demonstrate distinct clinical advantages and cost effectivity relative to traditional surgical and non-Contact Laser methods.

Competition

     Registrant faces substantial competition from other manufacturers of surgical laser systems, whose identity varies depending on the medical application for which the laser system is being used, and from traditional surgical methods. Registrant believes that other companies are developing surgical lasers and related technologies and that certain of these companies are substantially larger and have substantially greater resources than Registrant. These efforts could result in additional competitive pressures on Registrant's operation.

     Registrant continues to be aware that certain companies have introduced into the market concepts or products that draw on Contact Laser technology. Registrant has not determined whether these products infringe upon Registrant's proprietary technology.

     Registrant, through its patented Contact Laser Delivery Systems, is able to produce a wide range of temperature gradients which address a broad range of surgical procedures within multiple specialties. Registrant's multiple specialty capability reduces a hospital's need to purchase several lasers to meet its specialists' varied requirements. These factors, coupled with the tactile feedback and control provided by its Contact Laser Delivery Systems, are Registrant's primary competitive strengths.

FDA Matters

     Registrant has obtained market clearance from the FDA for a variety of uses and procedures in gynecology, gastroenterology, urology, pulmonology, general and plastic surgery, cardio-thoracic surgery, ENT surgery, ophthalmology, neurology and head and neck surgery.

     In December 1994, Registrant received a warning letter from the FDA. The letter asserted that Registrant had exceeded the bounds of its cleared urologic indications of use and had made unsubstantiated promotional claims. In 1995, Registrant successfully defended its urologic indications and promotional claims. In response to a September 1995 letter sent by the FDA to the medical device industry, Registrant will conduct clinical trials covering the use of its products in prostatectomy and treatment of BPH.

     In 1995, Registrant received clearances covering a side-firing refractive fiber and a stand-alone coolant system that can be used to cool the fiber-probe junction of other laser manufacturers' laser systems. Clearance was also obtained for a kit providing suction and irrigation tubing for use in the Sinu-Clear procedure and a flat probe (the DF2) for use in the same fluid medium procedure. A tonsillectomy claim was later added to the DF2 clearance. Finally, Registrant received clearance for a series of diode laser systems, called the Thermalite(TM) laser system. During 1995, Registrant also received clearance from the FDA for its offerings in percutaneous laser disc decompression, and expanded its indications in neurosurgery to include incision and excision, in addition to hemostasis.

Patents

     Registrant's patents offer significant protection to the differentiation of Registrant's Contact Laser Delivery Systems from competitors' products. Registrant has sought and enjoys such protection principally in the United States. Registrant's ten patents issued by the U.S. Patent and Trademark Office expire 17 years from their respective dates of issuance: September 15, 1987 (laser scalpels); April 12, 1988 (coatings); November 22, 1988 (two-piece disposable laser delivery system); April 18, 1989 (laser probes and scalpels); January 23, 1990 (supply system for sterile fluids and gases); January 23, 1990 (two-piece disposable laser delivery system); October 13, 1992 (unitary scalpel); June 22, 1993 (adjustable touch control handpiece); January 10, 1995 (contact or insertion laser probe having wide angle radiation), and May 16, 1995 (fused tip and fiber). Registrant's two Japanese patents, acquired in the fourth quarter of 1992, relate to an improved laser scalpel and laser surgical apparatus and will aid in the promotion of Registrant's products there. Registrant has several other patents pending before the U.S. Patent and Trademark Office, as well as other patents and pending applications overseas.

     Registrant intends to continue its policy of defending vigorously the ownership of and the protection from its proprietary technology. However, no assurance can be given that such policy will be successful. (See Item 3, Legal Proceedings).

     In March 1995, Daniel Schuman, M.D. assigned to Registrant his rights in patent applications covering the Sinu-Clear(TM) apparatus and procedure. In April 1995, Registrant obtained an exclusive license from Mark Robert Fumich, M.D. on patent rights covering accessories to contact probes and scalpels that aid in the proper placement of contact probes.

     Many of Registrant's products and services are offered under trademarks and service marks. Registrant believes its trademarks encourage customer loyalty and aid in the differentiation of Registrant's products from competitors' products. Accordingly, Registrant has registered four of its trademarks with the U.S. Patent and Trademark Office. It has filed its intent to register seven other trademarks. Registrant has other registrations issued or pending abroad.

Employees

     As of December 31, 1995, Registrant had 97 employees of whom 38 were engaged in manufacturing, service and distribution, 18 in research and product development, 29 in sales and marketing and 12 in general administration. Registrant's employees are not represented by a union. Registrant considers its relations with employees to be good.

     (d) FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES.

     In addition to Registrant's domestic sales, Registrant currently sells its products internationally, concentrating historically throughout Western Europe and Canada, and more recently in the Middle East, the Far East, South America, India, China and Brazil. During fiscal 1995, 1994 and 1993, domestic sales represented 79%, 78% and 88%, respectively, of Registrant's total sales.

Item 2. Properties.

     Registrant owns approximately four acres in Oaks, Pennsylvania on which a 57,000 square foot office and research/training facility is located. Registrant has determined that this facility is larger than Registrant's business requires. Therefore, Registrant is currently actively pursuing a sublease of the facility. It is anticipated that Registrant can house its administrative and research training requirements in the manufacturing facility discussed below, with the additional rental of approximately 10,000-15,000 square feet.

     The property and improvements at the Oaks location are currently subject to a first mortgage with a balance at December 31, 1995 of $3,183,000. The loan bears interest at 10.5% per annum and is being repaid in equal monthly payments, including interest, of approximately $34,000 over 20 years.

     The property and improvements are also subject to a second mortgage held by Montgomery County Industrial Development Corporation ("MCIDC"), on behalf of Pennsylvania Industrial Development Authority ("PIDA"), with a balance at December 31, 1995, of $1,551,000. The loan bears interest at 3% per annum and incorporates certain job creation targets which Registrant did not achieve as anticipated. Under the job creation clause a prospective interest rate adjustment could result from failure to achieve specified levels of employment. Management believes that if a rate adjustment is levied, it would not exceed a 2% prospective increase. The loan is being repaid in equal monthly installments, including interest, of approximately $14,000 over 15 years.

     As a condition to the second mortgage, Registrant is required to hold collateral in favor of MCIDC, the terms of which will extend until Registrant has had four consecutive profitable calendar quarters. At December 31, 1995, the required amount of this security was $765,036; the form of the collateral was a standby letter of credit of $576,000, with the remainder covered by certain fixed assets and a second security interest in Registrant's accounts receivable and inventories.

     Registrant is seeking to sub-lease and/or sell its office and research/training facility in an effort to rationalize its expenditures. No assurance can be given that Registrant will find a sub-tenant or buyer, or that if such should be found, approvals from Registrant's lenders will be secured.

     Registrant entered into a lease in October 1992 for 36,300 square feet in an industrial park located approximately one-quarter of a mile from Registrant's office facility. This facility houses Registrant's final assembly operations and proprietary production of Laser Probes and Laser Scalpels and manufacturing operations of laser units. Registrant's management believes that, if Registrant were to sublet its office facility, the capacity within the manufacturing facility, plus an additional 10,000-15,000 square feet, would suffice to absorb all of Registrant's office, research/training and manufacturing space requirements. Registrant will consider this facility as well as alternative leasing possibilities, which management believes are readily available, if it is successful in subleasing or selling its office facility. The initial five-year term on the lease of the manufacturing facility expires in January 1997.

     Registrant also holds a lease on its former manufacturing facility in Hebron, Kentucky under which Registrant has sublet approximately 19,500 sq. ft. Registrant leased 32,000 sq. ft. through August 2000 in this facility. Registrant continues to seek subletting opportunities for the remaining 12,500 sq. ft. Registrant transitioned the warehousing and distribution center operations from this facility to the Oaks, Pennsylvania facility during 1992.

     Registrant carries fire, casualty, business interruption and public liability insurance for its facilities in amounts that management deems adequate.

Item 3. Legal Proceedings.

     Sharplan. On May 8, 1990, Registrant brought a patent infringement action against Sharplan Lasers, Inc. in the United States District Court for the District of New Jersey. Registrant subsequently joined as co-defendant Laser Industries Ltd. ("Laser Industries"), which is Sharplan's parent company, as well as the FDA-regulated manufacturer of the products in question. Registrant alleged that Sharplan sold contact tips and tapered fibers that infringed Registrant's patents. Registrant sought damages in an amount to be proven after liability had been determined. Sharplan answered by denying Registrant's allegations and asserting that Registrant's patents were invalid and not infringed.

     On April 26, 1991, Sharplan received an exclusive license to manufacture, use and sell products covered by two patents owned by the University of Washington. Sharplan then asserted that certain of Registrant's products infringed the University of Washington patents. On May 14, 1991, Registrant brought a declaratory judgment action in the United States District Court for the Eastern District of Pennsylvania against Sharplan and Laser Industries asking the court to hold that Registrant's products did not infringe the patent licensed to Sharplan from the University of Washington.

     On January 5, 1993, the New Jersey and Pennsylvania actions against Sharplan and Laser Industries were consolidated in the United States District Court for the Eastern District of Pennsylvania. On March 26, 1993, the jury delivered a verdict that Sharplan's conical sharpened fibers and the overwhelming majority of its sapphire contact probes and scalpels infringed Registrant's patents and that such infringement had been willful. The jury also upheld the validity of Registrant's core Contact Laser patents and found that Registrant's products did not infringe the University of Washington patents. The court issued its order on April 12, 1993.

     On October 5, 1993, the court issued an order denying defendants' motions for judgment and a new trial and wrote a 23-page opinion in support of the order. Appeals by Registrant and Sharplan and Laser Industries were filed with the Court of Appeals for the Federal Circuit. On August 22, 1994, the Court of Appeals affirmed the Eastern District finding that Sharplan and Laser Industries had willfully infringed Registrant's patents.

     On July 3, 1995, Sharplan filed an action against Registrant, alleging that Registrant had fraudulently withheld information responsive to a request made by Sharplan for document production in the discovery phase for the liability trial for patent infringement held in March 1993. Sharplan asked the court to set aside the liability judgment resulting from the March 1993 trial and to declare the Registrant's Contact Laser patents invalid and unenforceable, or in the alternative, to grant Sharplan a new liability trial. Registrant submitted a comprehensive rebuttal to all of Sharplan's allegations, all of which Registrant considered specious.

     A separate damages trial to be conducted before the same judge in the Eastern District of Pennsylvania was targeted to begin in January 1996. Registrant filed its expert reports on damages in September 1995. Sharplan had not filed its expert reports. On December 6, 1995, Registrant and Sharplan settled the suit, with Sharplan paying Registrant cash of $8.125 million in December 1995. Registrant and Sharplan agreed to dismiss all actions, including those motions still pending before the court, with prejudice. The court entered the dismissal on December 7, 1995. The permanent injunction entered against Sharplan and Laser Industries in April 1993 continues in force.

     Surgimedics/Heraeus. On December 19, 1990, Registrant brought a patent infringement action against a company now known as Endeavor Surgical Products, Inc. ("Surgimedics/ESP"), which is a subsidiary of Surgimedics, Inc., in the United States District Court for the Eastern District of Pennsylvania. Registrant alleged that Surgimedics/ESP had manufactured and sold infringing tapered fibers, had infringed another patent by instructing users how to pre-coat tapered fibers, had infringed Registrant's registered trademark "SLT(R)", had engaged in false advertising, and had marketed devices which adapt non-Registrant fiber delivery systems into Registrant's Contact Laser System and which also infringed claims of one of Registrant's patents.

     As part of the same action, Registrant charged Heraeus LaserSonics, Inc. ("Heraeus") with patent infringement for selling tapered fibers which it procured from Surgimedics/ESP and which infringed Registrant's patent position. Heraeus was also charged with advising customers how to pre-coat tapered fibers, thereby inducing the infringement of another of Registrant's patents. Registrant charged that Heraeus had made false statements concerning Registrant's Contact Laser Technology. Moreover, Registrant charged that as a result of the procurement of tapered fibers from Surgimedics/ESP, Heraeus was in breach of a supply agreement between itself and Registrant (the "Supply Agreement").

     On October 20, 1993, an action was filed against Registrant by Surgimedics/ESP in the United States District Court for the Southern District of Texas. Surgimedics/ESP alleged in the Texas action that Registrant had engaged in unfair competition and in business disparagement and trade libel against Surgimedics/ESP, and had tortiously interfered with Surgimedics/ESP's prospective business relationships. Registrant counterclaimed that Surgimedics/ESP had falsely mischaracterized the quality of Registrant's products. Surgimedics/ESP asked for a preliminary injunction, but was denied.

     A settlement was reached in September 1994 on almost all of the issues in the patent infringement action which Registrant had brought in the United States District Court for the Eastern District of Pennsylvania against Surgimedics/ESP and Heraeus and consolidated with a similar action brought against Laserscope, and also in the action which Surgimedics/ESP brought on October 20, 1993 against Registrant in the United States District Court for the Southern District of Texas.

     Under the terms of the settlement agreement, Surgimedics/ESP may continue to market its current line of MicroContact(R) fiber delivery systems. In return, as part of the agreement, Surgimedics/ESP agreed to pay Registrant an undisclosed sum of money and to cease providing adapters to customers for use of non-authorized delivery systems on Registrant's Contact Laser units. As part of the same settlement, Registrant also settled its claims against Laserscope and withdrew its patent infringement claims against Heraeus.

     However, Registrant continued its other claims against Heraeus, principally comprising Heraeus' breach of its Supply Agreement with Registrant. On November 9, 1995, Registrant and Heraeus entered into a Settlement Agreement and Mutual Release, with Heraeus agreeing to pay Registrant a confidential sum of money. The parties also entered into a Contact Fiber Supply Contract, whereby Registrant will supply Heraeus its requirements of orb-tipped and conical-tipped fiber delivery systems. That contract is targeted to go into effect in mid-1996. Registrant continues to supply Heraeus with sapphire contact probes under the terms of its March 1989 Supply Agreement.

     Bard. On November 21, 1994, Registrant commenced litigation in the United States District Court for the Eastern District of Pennsylvania against C. R. Bard, Inc. and the Bard Urological Division due to Bard's failure to comply with what Registrant believes to be Bard's contractual obligation. The complaint alleged breach of an agreement between Registrant and Bard, anticipatory repudiation of such agreement, negligent misrepresentation and unfair competition. Registrant asks for specific performance and, in addition or in the alternative, for monetary damages. Registrant also has asked for an injunction against, and indemnification from, Bard's enforcement against Registrant with respect to patent rights potentially inuring to Bard. Finally, Registrant has asked for punitive damages. The complaint demanded specific performance or a monetary judgment in excess of $62 million. Registrant has amended its complaint to add a count in contract interference and another count in civil conspiracy. Registrant also moved the court to add Trimedyne, Inc. as an additional defendant.

     Shortly after culminating the agreement, Bard cited potential exposures under its Development, Supply and License Agreement dated June 28, 1991 with Trimedyne as well as threatened litigation by Trimedyne as the reasons for not going forward with its agreement with Registrant. Bard had represented to Registrant on numerous occasions over the previous two years that it was not limited by its agreement with Trimedyne from concluding a comprehensive relationship with Registrant. Because of these representations and other commitments made by Bard during the past two years, Registrant forewent alternative strategic opportunities which would have provided significant financial benefit to Registrant.

     In addition, due to these representations and commitments, Registrant shared with Bard confidential information regarding Registrant's technologies, engineering documentation, product development plans, manufacturing processes and marketing and pricing strategies and plans. Registrant had also modified its product development direction and plans to meet Bard's requirements.

     On October 3, 1995, the court granted Registrant's motion to join Trimedyne as a necessary party to the action. Trimedyne has filed a motion seeking to be released from the action for want of personal jurisdiction in the Eastern District of Pennsylvania. Registrant has vigorously opposed the motion, on which the court has not yet ruled.

     Trimedyne. In January 1995, Trimedyne, Inc. filed a patent infringement action against Registrant. The suit was brought in the United States District Court for the Central District of California. Trimedyne has alleged that various products of Registrant infringe its U.S. Patent Nos. 4,646,737 and 5,380,317. Registrant has answered the complaint, denying infringement and raising several affirmative defenses, including the statute of limitations, laches and equitable estoppel.

     U.S. Patent No. 4,646,737 was issued March 3, 1987, well after Registrant's Contact Laser(TM) probes and scalpels had been in the marketplace. The patent covers what is referred to in the laser industry as the "hot metal tip" that Trimedyne had marketed for use in laser angioplasty a number of years ago. On November 9, 1995, the court granted Registrant's motion for summary judgment that its products do not infringe the '737 Patent, either literally or under the doctrine of equivalents.

     U.S. Patent No. 5,380,317 was issued on January 10, 1995. Trimedyne has directed this patent against Registrant's side-firing free-beam probe, called the SFB 1. Registrant believes that the features of the SFB 1 fall within the public domain, and thus outside the claims of Trimedyne's patent. Registrant intends to move for summary judgment that its products do not infringe the '317 Patent. No assurance can be given that the court will grant this motion.

     Registrant has determined that the '737 and '317 Patents are patents that confer rights and obligations on C.R. Bard, Inc. pursuant to the June 1991 Development, Supply & License Agreement between Bard and Trimedyne.

     On January 12, 1996, Trimedyne filed an amendment to its complaint, alleging that most of Registrant's probes and scalpels infringe a third patent in its possession, U.S. Patent No. 4,773,413. The '413 Patent is a divisional patent of a continuation-in-part patent to the '737 Patent. It covers, among other things, a form of hot metal tip that allows direct laser irradiation of tissue by means of a central aperture in the tip. The '413 Patent was issued on September 27, 1988. Registrant has answered that none of its products infringe the '413 Patent. On March 6, 1995, Registrant filed a motion for summary judgment to this effect. No assurance can be given that the court will grant this motion.

     On January 16, 1996, Registrant filed a motion with the court, seeking to have portions of this case declared extraordinary based on conduct of Trimedyne that Registrant believes to have been egregious. On March 18, 1996, the court denied Registrant's motion, finding that Registrant had not proved its contention with proof that fulfilled the standard that it be clear and convincing. Registrant is not foreclosed from bringing similar motions with respect to the remaining counts, but Registrant would have to fulfill the same clear and convincing standard.

     Daikuzono. On February 7, 1995, suit was brought against Registrant by Norio Daikuzono, the inventor of three of its patents in Contact Laser(TM) Technology. The suit was brought in United States District Court for the Southern District of Ohio.

     The suit alleges that Registrant breached certain contractual requirements regarding royalties and the inventor's former employment with Registrant. Among other things, the suit seeks the return of the patents to Mr. Daikuzono and payment of allegedly unpaid salary and royalties. Mr. Daikuzono was employed by Registrant from March 1, 1987 until October 31, 1988, when he resigned his position as Vice President of Research and Development. He has not performed any services for Registrant since that date. Registrant has paid, or set aside pending receipt of appropriate tax documentation, the patent royalties to Mr. Daikuzono throughout the years in accordance with its understanding of the contract and Mr. Daikuzono's instructions.

     Mr. Daikuzono's claims alleging fraud have been dismissed by the court; Registrant believes that the remaining three claims are also without merit. In its answer, Registrant has denied Mr. Daikuzono's allegations and asserted various defenses, including equitable estoppel, laches, statute of limitations, unclean hands, and accord and satisfaction. Registrant also has filed counterclaims against Mr. Daikuzono, including claims for unfair competition, fraud, trademark infringement, failure to disclose and assign developments and inventions to Registrant, breach of a territorial sales provision, failure to repay sums owed Registrant, breach of Registrant's confidences and breach of a non-competition obligation owed to Registrant.

     On December 11, 1995 Registrant filed a motion to transfer venue in this case from the Southern District of Ohio to the Eastern District of Pennsylvania, which motion was granted on January 30, 1996. On January 2, 1996, Mr. Daikuzono filed a motion seeking to impose a constructive trust on his behalf on the settlement proceeds of the Sharplan suit. Registrant has opposed this filing, pointing out, among other things, that the matter is premature and not ripe for decision. That motion remains pending before the court.

Item 4. Submission of Matters to a Vote of Security Holders.

     Not applicable.

                                     PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
        Matters.

     Registrant's Common Stock, $.01 par value, is quoted on the Nasdaq Stock Market under the symbol "SLTI." As of March 15, 1996, there were approximately 780 record holders of Registrant's Common Stock. On March 15, 1996, the closing price of Registrant's Common Stock on the Nasdaq Stock Market was $2.50 per share. The following table sets forth the high and low sales prices for Registrant's Common Stock for each quarterly period within the two most recent fiscal years.


                                  High          Low
                                  ----          ---
1995

      First Quarter               2.88          1.63
      Second Quarter              2.00          1.38
      Third Quarter               1.75          1.06
      Fourth Quarter              1.88          1.00

1994
      First Quarter               3.25          2.00
      Second Quarter              4.63          1.63
      Third Quarter               4.25          3.25
      Fourth Quarter              3.75          2.06

     Registrant has never paid any cash dividends on its Common Stock and does not expect to pay cash dividends in the foreseeable future. Registrant's bank line of credit agreement prohibits the declaration or payment of any dividends or distributions on any shares of its capital stock at any time there are outstanding obligations to the bank, without the bank's prior written consent.

Item 6. Selected Consolidated Financial Data.

     The following table summarizes certain selected financial data for the five years in the period ended December 31, 1995. The historical selected financial data for the Registrant for each of the five years in the period ended December 31, 1995 are derived from, and are qualified by reference to, the financial statements of the Registrant which are included elsewhere in this report. Such financial statements have been audited by Arthur Andersen LLP, independent public accountants, to the extent indicated in their report. This data should be read in conjunction with the Registrant's financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in this report.

                                                          1995              1994             1993           1992            1991
                                                          ----              ----             ----           ----            ----
                                                                            (In thousands, except per share)
Statement of Operations Data:
Net sales                                              $14,839           $21,508          $18,237        $21,736         $28,712
Gross profit                                             8,702            13,494           11,053         13,687          17,332
  Percentage of sales                                     58.6%             62.7%            60.6%          63.0%           60.4%

Operating expenses, excluding non-recurring items       12,190            12,854           12,929         17,650          20,137
Operating income (loss) before non-recurring charges
  (credits) and net gain on litigation settlement       (3,488)              640           (1,876)        (3,963)         (2,805)
Non-recurring charges (credits)                          1,915 (1)          (892)(1)          397 (1)      2,750 (3)       1,215 (4)
Net gain on settlement of litigation                    (5,926)(2)             -                -              -               -
Net income (loss)                                          (58)              913           (2,935)        (7,248)         (3,972)
Net income (loss) per share                             ($0.01)            $0.10           ($0.33)        ($0.81)         ($0.44)
Shares used in calculation of net income
  (loss) per share                                       9,851             9,309            9,011          8,982           8,936

Balance Sheet Data:
Cash, cash equivalents and
  short-term investments                                $8,147            $4,143           $2,866         $2,918         $10,611
Short-term bank borrowings                                   -                 -                -              -           3,500
- ------------------------------------------------------------------------------------------------------------------------------------
Cash position, net of short-term borrowings              8,147             4,143            2,866          2,918           7,111
- ------------------------------------------------------------------------------------------------------------------------------------

Accounts receivable, net                                 3,225             4,468            3,404          2,896           4,092
Inventories                                              3,866             4,725            4,626          6,287           6,951
Total assets                                            24,821            26,454           25,079         27,312          37,930
Long-term debt                                           4,503             4,719            5,054          5,117           5,681
Convertible subordinated debentures                      1,786             1,848            2,165          2,250               -
Stockholders' equity                                   $15,690           $15,685          $12,420        $15,207         $22,387

====================================================================================================================================

(1) See Note 11 of Notes to Consolidated Financial Statements.
(2) See Note 4 of Notes to Consolidated Financial Statements.
(3) Stockholders' suit settlement.
(4) $815 consolidation and relocation of Kentucky and Florida operations, and $400 provision for legal fees in stockholders' class action litigation.

No cash dividends were declared during any of the periods presented.

The accompanying Consolidated Financial Statements and Notes thereto are an integral part of this information.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Net Sales

     Registrant's net sales of Contact Laser(TM) Systems are primarily comprised of Nd:YAG Laser Systems and Contact Laser Delivery Systems and related accessories. For the three years presented above, the U.S market was serviced predominantly by a direct sales force, while sales outside the United States were derived through a network of distributors. In 1995, net sales were $14.8 million, a $6.7 million, or 31%, decrease from 1994 sales of $21.5 million.

     Net sales of Nd:YAG Laser Systems in 1995 decreased by 61% on a 58% decline in units. The decrease was mainly caused by the introduction in late 1994 of an electrosurgical rollerball-type product which competed with Registrant in the urology market in 1995, negatively impacting the sales of Nd:YAG Laser Systems in the United States, as well as in international markets. In addition to the impact specifically on the urology market, capital purchases by hospitals continued to be generally weak, affecting particularly the U.S. and European hospital markets. Two other factors were also operative. First, sales to C. R. Bard in 1994, for which there were no corresponding sales in 1995, accounted for 15% of the decrease. Second, lower sales to Mediq PRN/SLT, Registrant's joint venture rental company, accounted for 16% of the decrease. During 1995, average unit prices were 4% and 7% lower than 1994 average unit prices in the international and domestic markets, respectively.

     Net sales of Nd:YAG laser units in 1994 increased by 56% on a 68% increase in units over 1993. International expansion, excluding sales to C. R. Bard, accounted for a significant portion of the growth in net sales of Nd:YAG Laser Systems, increasing by 233%, while domestic net sales of Nd:YAG Laser Systems grew 24%, partially as a result of sales to Mediq PRN/SLT. Sales to C. R. Bard in 1994 were approximately the same as in 1993. During 1994, average unit prices in both the international and domestic markets were consistent with the average unit price for each market in 1993. The greater percentage increase in unit sales relative to net sales resulted from a greater percentage increase in sales in the international markets than in the domestic market.

     Net sales of Contact Laser Delivery Systems and related accessories decreased 14% in 1995 due mainly to competition within the urology market. In 1994, net sales of Contact Laser Delivery Systems increased 4% primarily from growth in the urology market and from sales to Mediq PRN/SLT.

     Management believes that the general market conditions that were experienced over the three years presented will likely not improve during 1996.

     To bring its expenditures in line with its revevues, Registrant effected a signficant reduction in its workforce in July 1995 (See "Item 1(a), General Development of Business" and the section below "Operating Expenses"). Registrant has also been seeking a sub-tenant for its office and research/training facility (See Item 2, "Properties").

     In response to the negative market conditions, management has invested and will continue to invest in innovative product development and will continue to develop and expand its strategic business relationships while actively pursuing business combination or acquisition opportunities aimed at enhancing the generation of new revenues. In 1996, SLT will continue to expand its cooperative efforts with Tenet Healthcare in the specialty areas of urology, sinus surgery and thoracic surgery. In addition, management expects that the recently introduced VaporMax urologic probe will enhance SLT's competitive position in the urologic surgery market. Further, to offset the constraints in selling capital equipment, SLT had introduced its select line of products, equipped with an SMA-905 connector, which makes certain products from SLT's proprietary line of Contact Laser Delivery Systems available to be used on other manufacturers' laser systems. The initial products made available with this connector were SLT's versatile line of urologic products, and expansion into other proprietary multi-specialty products will be made during 1996.

Gross Profit

     Gross profit for the year ended December 31, 1995 decreased $4.8 million or 35% from the prior year on a 31% decrease in net sales. As a percentage of net sales, gross profit was 59%, down from 63% in 1994. The decrease is attributable to higher fixed manufacturing costs per unit due to the lower volume of net sales.

     Gross profit for the year ended January 1, 1995 increased $2.4 million or 22% from the prior year. As a percentage of net sales, gross profit was 63%, up from 61% in the 1993 fiscal year. The increase in gross profit was primarily attributable to increases in volume and lower costs associated with the self-manufacture of both Nd:YAG Laser Systems and Contact Laser Delivery Systems, partially offset by a shift in market mix in favor of international sales.

Operating Expenses

     Selling, general and administrative expenses were $10.1 million in 1995, compared to $10.8 million in 1994, a decrease of 6%. At the end of the second quarter of 1995, SLT implemented a reduction in workforce to bring its employment levels in line with the requirements needed to support its actual sales levels. Employment reductions totaled 27% and were made in most functional areas. Following the cost reduction measures, selling, general and administrative expenses were $4.4 million in the second half of 1995 versus $5.6 million in the first half of 1995, an annualized $2.4 million reduction. Selling, general and administrative expenses were $10.8 million in 1994, an increase of 3% from the 1993 level of $10.4 million.

Product Development

     Product development costs were $2.1 million in both 1995 and 1994. SLT continues to focus its product development activities on developing next-generation lasers and on expanding the utility of its laser systems through the development of innovative laser delivery systems for use in various surgical specialties in which lasers have a distinct advantage and are cost effective.

Non-Recurring Charges (Credits)

     In 1995, SLT recorded non-recurring charges of $1,915,000 representing fourth quarter charges of $828,000 for the write-down of certain sharpened fiber inventories; $697,000 for the write-off of certain intangible assets acquired in the 1990 technology acquisition from ALST; and a second quarter charge of $390,000 for severance and other costs incurred in connection with a workforce reduction.

     In 1994, SLT recorded a benefit of $838,000 representing the settlement of a lawsuit with ALST, partially offset by a separate legal settlement with a former distributor. The net benefit is reflected in the statement of operations as a credit of $892,000 included in operating expenses and interest expense of $54,000. In 1993, SLT recorded a non-recurring charge of $397,000 to increase the consolidation and relocation reserve established for the 1991 relocation of its manufacturing facilities from Kentucky to Pennsylvania.

Net Litigation Settlement

     In December 1995, SLT received $8,125,000 in cash in settlement for damages relating to the patent infringement suit which SLT had brought against Sharplan Lasers, Inc. in May 1990, and later against its parent company, Laser Industries Ltd. (See Item 3, "Legal Proceedings.") Netted against the gain from the settlement was the write-off of $2,199,000 for previously capitalized patent litigation costs (see Note 4 of Notes to Consolidated Financial Statements).

Interest

     Net interest expense of $512,000 decreased by $90,000 from $602,000 in 1994. The decrease was due primarily to reduced interest expense on long-term debt and to higher interest income due to the higher level of cash and cash equivalents.

     Net interest expense in 1994 of $602,000 decreased by $46,000 from $648,000 in 1993. This resulted from a reduction of interest expense due to the conversion of a portion of the convertible subordinated notes that were issued in connection with the settlement of the stockholders' litigation (see Note 9 of Notes to Consolidated Financial Statements), and reduced interest expense on long-term debt, offset in part by interest expense incurred in settlement of litigation with a former distributor. Additionally, interest income increased due to higher levels of cash and cash equivalents.

Income Taxes

     The tax provision of $50,000 in 1995 was for federal alternative minimum and state income taxes; the provision in 1994 of $26,000 was for state income taxes. There was no provision for income taxes in 1993 due to the net taxable loss incurred. SLT expects that its effective tax rate for 1996 will remain significantly lower than the statutory rate, due to continued availability of its net operating loss carryforwards and tax credit carryforwards.

Liquidity and Capital Resources

     Cash, cash equivalents and short-term investments at December 31, 1995 were $8.1 million, an increase of $4.0 million over the January 1, 1995 balance of $4.1 million. In each of the two years, $100,000 was restricted and pledged in favor of American United Life Insurance Company ("AULIC") as a condition of the first mortgage with AULIC (see Note 9 of Notes to Consolidated Financial Statements). At December 31, 1995 and January 1, 1995, letters of credit, issued under Registrant's bank line of credit, were outstanding in favor of the Montgomery County Industrial Development Corporation ("MCIDC") as a condition of the Mortgage and Security Agreement with MCIDC (see Note 9 of Notes to Consolidated Financial Statements). The letters of credit amounted to $576,000 and $629,000 at the end of 1995 and 1994, respectively. The letter of credit requirement extends until Registrant records four consecutive quarters of profitability in a given calendar year. In addition, Registrant has a $2.75 million credit facility with a bank. This facility includes a sub-line for letters of credit of $750,000, under which the aforementioned letters of credit were issued. Other than the letter of credit requirement, and one other minor trade letter of credit, there were no borrowings outstanding under the line of credit. Borrowings under the line are secured by Registrant's accounts receivable and inventories and were subject to a borrowing base calculation at December 31, 1995 which was eliminated subsequent to the end of 1995. The line is subject to Registrant maintaining certain financial covenants as defined. This line of credit facility expires on June 30, 1996.

     Net cash provided from operating activities was $5.6 million in 1995, compared to $1.1 million in 1994. This increase was due mainly to the net gain from the patent litigation settlement offset in part by the net loss incurred in 1995 before non-recurring charges, compared to a net profit of $0.1 million before non-recurring credits in 1994. Of the $8.1 million received in the settlement, $1.2 million was used to pay legal fees that had been deferred pending this settlement.

     Net cash used in investing activities increased $3.3 million in 1995 to $4.5 million from $1.2 million in 1994. The increase was due primarily to the purchase in 1995 of short-term investments. Capital expenditures in 1996 of approximately $500,000 are anticipated, mainly for manufacturing and research and development purposes. Registrant, however, is not contractually committed to spend any of this amount. In 1995 and 1994, Registrant invested $672,000 and $476,000 respectively in its patents, primarily in defense costs. Due to the settlement of its litigation with Sharplan Lasers, Inc., and its parent Laser Industries Ltd., additional investment in defense of Registrant's patents relative to this suit will not be incurred in 1996.

     Net cash used in financing activities was $315,000 in 1995, compared to net cash provided by financing activities of $1,315,000 in 1994. The decrease in cash provided by financing activities is due primarily to the 1994 net proceeds from an Investment Agreement which Registrant entered into with Kontron Instruments Holding N.V. ("Kontron Instruments") under the terms of which Kontron Instruments made a $2.0 million equity investment, representing a 7% ownership position in Registrant.

     Management believes that Registrant's current cash position and line of credit availability will be sufficient to meet its commitments for long-term debt (see Note 9 of Notes to Consolidated Financial Statements), other commitments and contingencies (see Note 16 of Notes to Consolidated Financial Statements) and capital expenditures.

     Management believes that inflation has not had a material effect on operations.

Item 8. Financial Statements and Supplementary Data.                        Page
                                                                            ----
Report of Independent Public Accountants ..................................   23
Consolidated Balance Sheets at December 31, 1995 and January 1, 1995 ......   24
Consolidated Statements of Operations for each of the three years in
the period ended December 31, 1995 ........................................   25
Consolidated Statements of Stockholders' Equity for each of the three
years in the period ended December 31, 1995 ...............................   26
Consolidated Statements of Cash Flows for each of the three years in
the period ended December 31, 1995 ........................................   27
Notes to Consolidated Financial Statements ................................   28
Schedule II - Valuation and Qualifying Accounts ...........................   38

All other schedules are omitted because of the absence of conditions under which they are required or because the required information is included in the Consolidated Financial Statements or Notes thereto.

                               ARTHUR ANDERSEN LLP

                     Report of Independent Public Accountant

To Surgical Laser Technologies, Inc.:

We have audited the accompanying balance sheets of Surgical Laser Technologies, Inc. (a Delaware Corporation) and subsidiaries as of December 31, 1995 and January 1, 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1995. These financial statements and schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. The standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Surgical Laser Technologies, Inc. and subsidiaries as of December 31, 1995 and January 1, 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule included in Item 8 is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                              Arthur Andersen LLP
Philadelphia, Pa.
   February 7, 1996

Surgical Laser Technologies, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(In thousands, except for par values)

                                                                                                Dec. 31, 1995      Jan. 1, 1995
Assets
Current assets:
  Cash and cash equivalents                                                                            $4,903            $4,143
  (including restricted amounts of $100)
  Short-term investments                                                                                3,244                 -
  Accounts receivable, net of allowance for
     doubtful accounts of $118 and $110, respectively                                                   3,225             4,468
  Inventories                                                                                           3,866             4,725
  Other                                                                                                   194               257
- --------------------------------------------------------------------------------------------------------------------------------
      Total current assets                                                                             15,432            13,593

Property and equipment, net                                                                             8,250             8,869
Patents and licensed technology, net                                                                      564             3,627
Other assets                                                                                              575               365
- --------------------------------------------------------------------------------------------------------------------------------
    Total Assets                                                                                      $24,821           $26,454
================================================================================================================================

Liabilities and Stockholders' Equity
Current liabilities:
  Current portion of long-term debt                                                                      $212              $314
  Accounts payable                                                                                        467             1,298
  Accrued liabilities                                                                                   2,163             2,590
- --------------------------------------------------------------------------------------------------------------------------------
      Total current liabilities                                                                         2,842             4,202
- --------------------------------------------------------------------------------------------------------------------------------
  Long-term debt                                                                                        6,289             6,567
- --------------------------------------------------------------------------------------------------------------------------------

Commitments and Contingencies (see Note 16)

Stockholders' Equity:
  Common stock, $.01 par value, 30,000 shares authorized,
    9,854 shares and 9,840 shares issued and outstanding                                                   99                98
  Additional paid-in capital                                                                           32,588            32,526
  Accumulated deficit                                                                                 (16,997)          (16,939)
- --------------------------------------------------------------------------------------------------------------------------------
    Total stockholders' equity                                                                         15,690            15,685
- --------------------------------------------------------------------------------------------------------------------------------
    Total Liabilities and Stockholders' Equity                                                        $24,821           $26,454
================================================================================================================================

The accompanying notes are an integral part of these financial statements.

Surgical Laser Technologies, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share)


                                                                                  For the Year Ended
                                                                 Dec. 31, 1995          Jan. 1, 1995     Jan. 2, 1994

Net sales                                                              $14,839               $21,508          $18,237
Cost of sales                                                            6,137                 8,014            7,184
- ----------------------------------------------------------------------------------------------------------------------
Gross profit                                                             8,702                13,494           11,053
- ----------------------------------------------------------------------------------------------------------------------

Operating expenses:
  Selling, general and administrative                                   10,047                10,786           10,444
  Product development                                                    2,143                 2,068            2,485
  Non-recurring charges (credits) (see Note 11)                          1,915                  (892)             397
- ----------------------------------------------------------------------------------------------------------------------
                                                                        14,105                11,962           13,326
- ----------------------------------------------------------------------------------------------------------------------

Operating income (loss), before net litigation settlement               (5,403)                1,532           (2,273)

Net litigation settlement (see Note 4)                                   5,926                     -                -

Operating income (loss)                                                    523                 1,532           (2,273)

Equity in (income) loss of joint venture                                    19                    (9)              14
Interest expense                                                           624                   691              720
Interest (income)                                                         (112)                  (89)             (72)
- ----------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes                                           (8)                  939           (2,935)

Income taxes                                                                50                    26                -
- ----------------------------------------------------------------------------------------------------------------------
Net income (loss)                                                         ($58)                 $913          ($2,935)
======================================================================================================================

Net income (loss) per share                                             ($0.01)                $0.10           ($0.33)
======================================================================================================================

Shares used in calculation of net income (loss) per share                9,851                 9,309            9,011
======================================================================================================================

The accompanying notes are an integral part of these financial statements.

Surgical Laser Technologies, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)


                                                         Additional
                                             Common       Paid-In          Accumulated         Deferred
                                              Stock       Capital            Deficit         Compensation         Total

Balance, January 3, 1993                         $90        $30,040              $(14,917)            $(6)            $15,207
Exercise of stock options (16 shares)              -             57                     -               -                  57
Conversion of subordinated notes
 to common stock (19 shares)                       -             85                     -               -                  85
Amortization of deferred compensation              -              -                     -               6                   6
Net (loss)                                         -              -                (2,935)              -              (2,935)
- --------------------------------------------------------------------------------------------------------------------------------
Balance, January 2, 1994                         $90        $30,182              $(17,852)              -             $12,420
Exercise of stock options (46 shares)              -            115                     -               -                 115
Proceeds from issuance of common
 stock, net of expenses (696 shares)               7          1,913                     -               -               1,920
Conversion of subordinated notes
 to common stock (70 shares)                       1            316                     -               -                 317
Net income                                         -              -                   913               -                 913
- --------------------------------------------------------------------------------------------------------------------------------
Balance, January 1, 1995                         $98        $32,526              $(16,939)              -             $15,685
Conversion of subordinated notes
 to common stock (14 shares)                       1             62                     -               -                  63
Net (loss)                                         -              -                   (58)              -                 (58)
- --------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1995                       $99        $32,588              $(16,997)             $-             $15,690
================================================================================================================================


The accompanying notes are an integral part of these financial statements.

Surgical Laser Technologies, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

                                                                                        For the Year Ended
                                                                    Dec. 31, 1995             Jan. 1, 1995    Jan. 2, 1994
Cash Flows From Operating Activities:
   Net income (loss)                                                         ($58)                    $913         ($2,935)
   Adjustments to reconcile net income (loss) to net
    cash provided by (used in) operating activities:
    Equity in (income) loss of joint venture                                   19                       (9)             14
    Depreciation and amortization                                           1,833                    2,004           2,243
    Imputed interest                                                          (20)                      28              18
    Non-recurring charges (credits)                                         3,750                     (838)            397

  (Increase) decrease in assets:
    Accounts receivable                                                     1,243                   (1,064)           (508)
    Inventories                                                               135                        8           1,974
    Other current assets                                                       64                       69             (58)
    Other assets                                                              (89)                      88             (56)
  Increase (decrease) in liabilities:
    Accounts payable                                                         (832)                     (55)            376
    Accrued liabilities                                                      (436)                       3             226
- ---------------------------------------------------------------------------------------------------------------------------
        Net cash provided by operating activities                           5,609                    1,147           1,691
- ---------------------------------------------------------------------------------------------------------------------------

Cash Flows From Investing Activities:
  Sale (purchase) of short-term investments                                (3,244)                       -           1,236
  Net additions to property and equipment                                    (468)                    (709)           (424)
  Patent costs                                                               (672)                    (476)           (745)
  Investment in joint venture                                                (150)                       -            (218)
- ---------------------------------------------------------------------------------------------------------------------------
        Net cash used in investing activities                              (4,534)                  (1,185)           (151)
- ---------------------------------------------------------------------------------------------------------------------------

Cash Flows From Financing Activities:
  Payments on long-term debt                                                 (315)                    (606)           (511)
  Proceeds from debt                                                            -                        -              98
  Proceeds from exercised stock options and warrants                            -                        1              57
  Proceeds from issuance of common stock                                        -                    1,920               -
- ---------------------------------------------------------------------------------------------------------------------------
        Net cash provided by (used in) financing activities                  (315)                   1,315            (356)
- ---------------------------------------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                                     760                    1,277           1,184

Cash and Cash Equivalents, Beginning of Year                                4,143                    2,866           1,682

- ---------------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents, End of Year                                     $4,903                   $4,143          $2,866
===========================================================================================================================

The accompanying notes are an integral part of these financial statements.

Surgical Laser Technologies, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1995


Note 1
Summary of Significant Accounting Policies:


  Principles of Consolidation
The accompanying consolidated financial statements include the accounts of Surgical Laser Technologies, Inc. and its wholly owned subsidiaries ("SLT"). All material intercompany balances and transactions have been eliminated.

  Nature of Operations
SLT is engaged in the development, manufacture and sale of proprietary laser systems for both contact and non-contact surgery. SLT's Contact Laser(TM) System is comprised of a portable laser unit that delivers laser energy through Contact Laser Delivery Systems. SLT's current product line includes four portable laser units of various power levels, a family of over 100 laser probes, laser scalpels, fibers and handpieces that provide different Wavelength Conversion(TM) effect properties, power densities and configurations appropriate for cutting, coagulation or vaporization.

  Fiscal Year
SLT's fiscal year is the 52-or 53-week period ending the Sunday nearest to December 31. Fiscal years 1995, 1994 and 1993 included 52 weeks.

  Basis of Presentation
Certain prior period amounts have been reclassified to conform to the fiscal 1995 presentation.

  Cash, Cash Equivalents and Short-term Investments
SLT invests its excess cash in highly liquid short-term investments included in the balance sheet at the cost which approximates fair market value. For the purpose of the statements of cash flows, SLT considers all highly liquid investment instruments purchased with an original maturity of three months or less to be cash equivalents. Investments purchased with a maturity of more than three months are considered short-term investments. Cash, cash equivalents and short-term investments consist of the following:



                                     December 31, 1995        January 1, 1995
                                     -----------------        ---------------
     (In thousands)
Cash and money market accounts                  $  544                 $1,284
Repurchase agreements                              274                    202
Certificates of deposit                            100                    100
Commercial paper                                 3,985                      -
U.S. Government securities                       3,244                  2,557
                                              --------               --------
                                                $8,147                 $4,143
                                              ========               ========



Restricted cash at December 31, 1995 and January 1, 1995 consisted of $100,000 pledged to the American United Life Insurance Company ("AULIC"), as a condition of the first-position mortgage agreement with AULIC (see Note 9).

  Property, Equipment, Depreciation and Amortization
Property and equipment are recorded at cost. Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets, primarily three to ten years for demonstration equipment, furniture and fixtures, machinery and equipment, and 30 years for buildings. Leasehold improvements are amortized over the lesser of their useful lives or the lease term. Expenditures for major renewals and betterments to property and equipment are capitalized, and expenditures for maintenance and repairs are charged to operations as incurred.

  Inventories
Inventories are stated at the lower of cost (first-in, first-out basis) or market.

  Patent Costs
Costs incurred to obtain or defend patents are capitalized and amortized over the shorter of their estimated useful lives or eight years. Capitalized litigation costs are netted against recoveries if and when a recovery is attained (see Note 4).

  Revenue Recognition and Warranty Costs
Upon shipment of its product, SLT records a sale and accrues the related estimated warranty costs.

  Product Development Costs
Costs of research, new product development and product redesign are charged to expense as incurred.

  Use of Estimates
The preparation of these financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

  Supplemental Cash Flow Information
Interest paid was $624,000, $690,000, and $742,000 in 1995, 1994 and 1993,
respectively. Income taxes paid in 1995, 1994 and 1993 were immaterial.

The following noncash investing and financing activities took place: (i) during 1994, SLT settled lawsuits (see Note 6) which reduced the current portion of long-term debt by $950,000 and accounts payable by $16,000; (ii) during 1995 and 1994, $62,000 and $316,000, respectively, of the 8% convertible subordinated notes were converted at the request of the noteholders into common stock at a conversion price of $4.50 per share; (iii) for bonuses previously accrued, SLT issued additional common stock valued at the time of issuance at $114,000 and $55,000 in the form of restricted stock awards for 1994 and 1993, respectively;
(iv) during 1993, SLT issued notes payable of $35,000 and $654,000 in connection with the acquisition of patents and financing of certain patent litigation, respectively. The $35,000 was paid in quarterly installments through April 1994 with interest at an annual rate of 5%. The $654,000 note had an annual interest rate of 6% and was paid in monthly installments through April 1995.

  Net Income (Loss) Per Share
Net income (loss) per share (primary and fully diluted) has been computed using the weighted average number of common shares and common share equivalents outstanding during each year. If the inclusion of common share equivalents would have an anti-dilutive effect in the aggregate, they have been excluded from the calculation. There is no material difference between the shares used for primary and fully diluted net income (loss) per share in each of the years presented.

  New Accounting Pronoucements
In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," which will be adopted by SLT in 1996 as required by this statement. SLT has elected to continue to measure such compensation expense using the method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," as permitted by SFAS No. 123. When adopted, SFAS No. 123 will not have any effect on SLT's financial position or results of operations but will require SLT to provide expanded disclosure regarding its stock-based employee compensation plans.

Note 2
Inventories:
(In thousands)



                                              December 31, 1995  January 1, 1995
                                              -----------------  ---------------
Raw materials and work-in-process                        $2,158           $2,934
Finished goods                                            1,708            1,791
                                                         ------           ------
                                                         $3,866           $4,725
                                                         ======           ======





Note 3
Property and Equipment:
(In thousands)

                                              December 31, 1995 January 1, 1995
                                              ----------------- ---------------

Land                                                   $    750        $    750
Building                                                  6,047           6,047
Furniture and office equipment                            3,729           3,693
Demonstration equipment                                   1,661           1,513
Machinery and equipment                                   1,957           1,843
Leasehold improvements                                      454             451
                                                       --------        --------
                                                         14,598          14,297
Less-Accumulated depreciation and amortization           (6,348)         (5,428)
                                                       --------        --------
  Property and equipment, net                          $  8,250        $  8,869
                                                       ========        ========

At December 31, 1995, net property and equipment includes $96,000 for assets recorded under capitalized lease arrangements. The related lease obligation of $26,000 is included in long-term debt at December 31, 1995 (see Note 9).

Note 4
Patents and Licensed Technology:
(In thousands)
                                               December 31, 1995 January 1, 1995
                                               ----------------- ---------------

Patents, net of accumulated amortization
  of $351 and $1,269                                      $  520          $2,457
Licensed technology, net of accumulated
  amortization of $4 and $1,230 (see Note 6)                  44             901
Covenants not-to-compete, net of accumulated
  amortization of $0 and $604 (see Note 6)                  --               269
                                                          ------          ------
                                                          $  564          $3,627
                                                          ======          ======


In December 1995, SLT settled its outstanding litigation with Laser Industries Ltd. and its subsidiary Sharplan Lasers, Inc. for $8,125,000. In connection with this settlement, that portion of the capitalized patent asset representing legal fees incurred of $2,199,000 was written off, netting to a gain of $5,926,000, in accordance with SLT's accounting policy (see Note 1 and Note 6).

In the fourth quarter of 1995, SLT wrote off the remaining unamortized portion of the costs capitalized in the December 1990 technology acquisition from Advanced Laser Systems Technology (see Note 6 and Note 11).

Note 5
Other Assets:                               December 31, 1995    January 1, 1995
(In thousands)                              -----------------    ---------------

Investment in joint venture                              $344               $213
Other                                                     231                152
                                                         ----               ----
                                                         $575               $365
                                                         ====               ====

SLT is a 50% owner of Mediq PRN/SLT, a joint venture company formed in the third quarter of 1993 to provide rentals of lasers and related equipment to hospitals and other health care providers. The investment in Mediq PRN/SLT is recorded using the equity method of accounting. SLT contributed $150,000 and $218,000 of capital to the joint venture in 1995 and 1993, respectively. SLT may make subsequent capital contributions in proportion to its equity share of the joint venture, as needed and agreed to, by the joint venture partners.

Sales to Mediq PRN/SLT are recorded at an arms-length price. Under the equity method, 50% of the gross margin from sales to the joint venture is deferred and amortized to income as the related asset is used by the joint venture.

SLT's sales to Mediq PRN/SLT were $916,000, $1,440,000 and $414,000 for the fiscal years ended December 31, 1995, January 1, 1995 and January 2, 1994, respectively. Accounts receivable from sales to Mediq PRN/SLT were $142,000 and $778,000 at December 31, 1995 and January 1, 1995, respectively.

Note 6
Purchase of Technology License:

In December 1990, SLT purchased from Advanced Laser Systems Technology, Inc. and its four principals ("ALST") an exclusive license for the use of certain laser technology. The purchase price of $2,000,000 was recorded at its present value and was being amortized on a straight line basis over five to seven years. In connection with the purchase of the license, SLT and the principals of ALST entered into covenants not-to-compete. These agreements had aggregate payments of $1,000,000, were recorded at their present value and were amortized on a straight-line basis over five to eight years. Of the purchase price for the license agreement and the covenants not-to-compete, $2,050,000 was paid through 1992 and the balance was paid in the June 1994 settlement of SLT's legal dispute with ALST (see Note 11).

In the fourth quarter of 1995, the remaining unamortized balances of the license agreement, confidentiality and non-compete agreements, amounting to $697,000, were written off reflecting that the major period of economic benefit from the agreements had expired.

During 1995 and 1994, SLT paid $252,000 and $180,000, respectively, to the principals of ALST under consulting agreements. These amounts were charged to expense as incurred.

Note 7
Short-Term Borrowings:

At December 31, 1995 and January 1, 1995, SLT had a $2,750,000 line of credit with its bank. The line of credit provides for a $750,000 sub-line for letters of credit. Under its sub-line, SLT issued a letter of credit amounting to $576,000 at December 31, 1995, which replaced the letter of credit issued in 1994 of $629,000, in favor of Montgomery County Industrial Development Corporation ("MCIDC") under the terms of the Mortgage and Security Agreement. Additionally, in 1995, SLT issued one minor trade letter of credit. Other than for the letters of credit, there were no other borrowings on the line at any time during 1995 and 1994. Borrowings on the line are secured by SLT's accounts receivable and inventories and bear interest at the bank's prime rate plus 1/2%. Borrowings on the line are subject to certain covenants as defined. This credit facility expires on June 30, 1996.

Note 8
Accrued Liabilities:
(In thousands)
                                               December 31, 1995 January 1, 1995
                                               ----------------- ---------------


Deferred revenues and gross profits                       $  375          $  360
Consolidation and relocation expenses (see Note 11)          732             783
Accrued royalties                                            227             173
Accrued compensation                                         180             497
Other                                                        649             777
                                                          ------          ------
                                                          $2,163          $2,590
                                                          ======          ======


Note 9
Long-term Debt:
(In thousands)
                                              December 31, 1995 January 1, 1995
                                              ----------------- ---------------

Mortgage loans                                          $ 4,689         $ 4,880
Convertible subordinated note                             1,786           1,848
Other note payable                                         --                86
Capital lease obligations (see Note 3)                       26              67
                                                        -------         -------
                                                          6,501           6,881
Less-Current portion                                       (212)           (314)
                                                        -------         -------
                                                        $ 6,289         $ 6,567
                                                        =======         =======


At December 31, 1995, mortgage loans include $3,138,000 remaining on a 10.5% mortgage note, payable through 2011; and $1,551,000 remaining on a 3% note, payable through 2006. The 10.5% note, held by AULIC, contains a provision which prohibits prepayment until 2001 and is collateralized by restricted cash of $100,000 and property and improvements. The 3% note is held by MCIDC on behalf of the Pennsylvania Industrial Development Authority. A condition of this note requires SLT to grant a security interest in assets equal to fifty percent of the principal balance. At December 31, 1995, this condition was met by a letter of credit (see Note 7), certain fixed assets and a second security interest in SLT's accounts receivable and inventory. The 3% note also incorporates certain job creation targets which have not been achieved. Under the jobs creation clause, a prospective interest rate adjustment could result from failure to achieve specified levels of employment. Management's expectation is that any rate adjustment, if assessed, could result in a 2% prospective increase in the 3% note's annual interest rate.

The convertible subordinated notes bear interest at 8%, become due in July 1999 and require interest payments quarterly. The notes were issued as part of a settlement of stockholder litigation against SLT and certain directors and officers in 1992. The notes are convertible at the option of the holders into shares of SLT's common stock at a conversion price of $4.50 and may be prepaid, without penalty, if the fair value of SLT's common stock exceeds 125% of the conversion price for a specified period.

At January 1, 1995, note payable represented $86,000 remaining on a 6.0% unsecured note, payable through 1995. This note was issued in connection with the financing of certain patent litigation. This note and other notes issued during 1995 were paid in full and canceled as a result of the patent litigation settlement.

The amount of long-term debt maturing in each of the next five years is $212,000 in 1996, $224,000 in 1997, $236,000 in 1998, $2,030,000 in 1999, $260,000 in
2000 and $3,539,000 in 2001 and thereafter.

Note 10
Stock Options:

Under SLT's Non-Qualified Stock Option Plan, Incentive Stock Option Plan, Equity Incentive Stock Option Plan and Stock Option Plan for Outside Directors, an aggregate of 2,629,530 options for the purchase of Common Stock may be granted to certain officers, directors, key employees and others. Options under all plans expire no more than 10 years from the date of grant and have varying vesting schedules.

Certain information relative to stock options is summarized as follows:

                                                                                      Option                 Average
                                                                Shares                 Price                  Price
                                                           ----------------      -----------------      ------------------
Outstanding options at January 3, 1993                         811,369          $  2.30-20.17                $  8.10
Granted                                                        166,965              3.00-5.75                   4.14
Exercised                                                      (16,315)             3.38-3.38                   3.38
Canceled                                                       (42,146)            3.25-13.25                   8.20
                                                           ----------------      -----------------      ------------------
Outstanding options at January 2, 1994                         919,873             2.30-20.17                   7.71
Granted                                                        669,624              2.38-4.25                   3.03
Exercised                                                      (46,075)             2.50-4.00                   2.52
Canceled                                                       (36,294)            2.30-16.33                   5.21
                                                           ----------------      -----------------      ------------------
Outstanding options at January 1, 1995                       1,507,128             2.38-20.17                   5.85
Granted                                                        195,900              1.56-2.63                   2.42
Canceled                                                      (208,742)            2.00-15.00                   5.65
                                                           ----------------      -----------------      ------------------
Outstanding options at December 31, 1995                      1,494,286         $  1.56-20.17                $  5.43
                                                           ================      =================      ==================

At December 31, 1995 there were 868,790 options vested and exercisable and 677,223 options were available for grant.


Note 11
Non-recurring Items:

In 1995, SLT recorded non-recurring special charges of $1,915,000 which included an $828,000 write-down of certain sharpened fiber inventories, a $697,000 write-off of certain intangible assets acquired in the 1990 technology acquisition from ALST (see Note 6) and $390,000 for severance and other costs associated with a workforce reduction.

In 1994, SLT recorded a net benefit of $838,000 which is the net effect of the settlement of a lawsuit with ALST and its principals (see Note 6) partially offset by a separate legal settlement with a former distributor. The net benefit is reflected in the statement of operations as a non-recurring credit to operating expenses of $892,000 and interest expense of $54,000.

In 1993, SLT recorded a non-recurring charge of $397,000 to increase the reserve established in 1991 for the relocation of SLT's manufacturing and warehousing facilities from Kentucky to Pennsylvania. This charge was necessary to bring the reserve associated with sub-leasing the facility in line with potential sub-leasing opportunities (see Note 8 and Note 16).

Note 12
Retirement Savings Plan:

SLT has a defined contribution retirement plan for the benefit of all eligible employees. The plan is qualified under Section 401(k) of the Internal Revenue Code and provides for discretionary matching contributions by SLT of 50% of pretax contributions by an employee, up to a maximum of 6% of the employee's compensation. SLT has not made matching contributions in 1995, 1994 or 1993.

Note 13
Income Taxes:

SLT accounts for income taxes pursuant to Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" ("SFAS No. 109"). SFAS No. 109 is an asset-and-liability approach that requires the recognition of deferred tax assets and liabilities for the expected tax consequences of events that have been recognized in SLT's financial statements or tax returns.

SLT recorded tax provisions of $50,000 and $26,000 in 1995 and 1994, respectively. These provisions are for federal minimum income taxes and certain state income taxes. Any other required tax provision was completely offset by a reduction in the deferred tax valuation allowance, primarily due to the utilization of net operating loss carryforwards.
There was no provision in 1993 due to losses incurred.

As of December 31, 1995, SLT had approximately $19,580,000 of federal net operating loss carryforwards, which begin to expire in 2001. Included in the aggregate net operating loss carryforward is $6,698,000 of tax deductions related to equity transactions, the benefit of which will be credited to stockholders' equity, if and when realized. In addition, SLT had approximately $672,000 of federal tax credit carryforwards which begin to expire in 1998. Net deductible temporary differences were approximately $2,045,000 at December 31, 1995. The operating loss and credit carryforwards and temporary differences gave rise to the bulk of a deferred tax asset for which there is a fully offsetting valuation allowance.

Note 14
Related Party Transactions:

A partner in the firm which acts as primary legal counsel to SLT is also a director and stockholder of SLT. In 1995, 1994 and 1993, the firm's legal fees were approximately $491,000, $237,000 and $164,000, respectively.

During 1994, SLT entered into a License Agreement with Fuller Research Corporation for certain fiber delivery system technology. The principal stockholder of Fuller Research Corporation is an executive officer of SLT. The licensed technology was patented by Fuller Research Corporation before its principal stockholder became an executive of SLT. SLT paid $24,000 and $14,000 in royalties under the terms of the license agreement in 1995 and 1994, respectively.

In September 1995, SLT made an $82,000 equity investment, which represents an 11% interest, in the common stock of one of its international distributors. SLT accounts for this investment using the cost method. SLT's sales to the distributor were $533,000, $392,000 and $35,000 for the fiscal years ended December 31, 1995, January 1, 1995, and January 2, 1994, respectively. Accounts receivable from sales to the distributor were $256,000 and $136,000 at December 31, 1995 and January 1, 1995, respectively. James R. Appleby, Jr. is a member of the distributor's Board of Directors.

During 1994, SLT entered into an Investment Agreement with Kontron Instruments Holding N.V. (Kontron) under the terms of which Kontron Instruments made a $2.0 million equity investment, representing a 7% ownership position in SLT. Kontron Instruments Holding N.V. is the parent company of Kontron Instruments group, a European medical instruments manufacturer, which operates as SLT's market development and distribution partner throughout most of Europe. SLT's sales to Kontron Instruments were $792,000, $1,021,000 and $225,000 for the fiscal years ended December 31, 1995, January 1, 1995 and January 2, 1994, respectively. Accounts receivable from sales to Kontron Instruments were $279,000 and $340,000 at December 31, 1995 and January 1, 1995, respectively. Mr. Vincenzo Morelli is the Chief Executive Officer of Kontron Instruments Holding, N.V. In April 1995, Mr. Morelli became a member of SLT's Board of Directors.

Note 15
Business Segment and Geographic Data:

SLT is engaged in one business segment: the design, development, manufacture and marketing of laser products for medical applications. SLT's customers are primarily hospitals and medical centers. Net sales by geographic areas are as follows:
                                 1995                  1994                1993
                      ----------------    ------------------    ----------------
                                              (In thousands)

Domestic              $         11,758    $           16,756    $         16,138
Foreign                          3,081                 4,752               2,099
                      -----------------   ------------------    ----------------
                      $         14,839    $           21,508    $         18,237
                      =================   ==================    ================


Note 16
Commitments and Contingencies:


As of December 31, 1995, SLT was a defendant in several pending lawsuits for which management believes SLT has meritorious defenses. SLT therefore has not made any accrual for the ultimate resolution of these lawsuits.

SLT leases office space and equipment under various non-cancelable operating leases. For fiscal 1995, 1994 and 1993, rent expense was $427,000, $445,000, and $412,000, respectively, and relates primarily to facilities in Oaks, Pennsylvania, and Hebron, Kentucky. The Hebron facility was vacated in 1991 as a result of SLT's decision to consolidate and relocate manufacturing and warehousing activities to Pennsylvania. SLT has sublet a portion of this facility and is actively pursuing a sublease for the remaining portion of the Hebron facility (see Note 11). Future minimum rental payments under operating leases are as follows:

             (In thousands)        1996             $         453
                                   1997                       307
                                   1998                       296
                                   1999                       296
                                   2000                       198
                    2001 and thereafter                         0
                                                  ---------------
                                                    $       1,550
                                                  ===============


SLT has severance agreements with certain key executives which create certain liabilities in the event of their termination of employment without cause, or following a change in control of SLT. The aggregate commitment under these executive severance agreements, should all covered executives be terminated other than for cause, is approximately $1,100,000. Should all covered executives be terminated following a change in control of SLT, the aggregate commitment under these executive severance agreements is approximately $1,400,000.

Beginning in 1994, SLT along with its joint venture partner, Mediq PRN, guaranteed the payment of certain capital lease obligations of Mediq PRN/SLT. The lease which was guaranteed was for the joint venture's financing of capital equipment purchases from SLT. The total lease payments guaranteed by both parties at December 31, 1995 was $907,000.

Note 17
Quarterly Financial Data (Unaudited):


                                                For the Quarter Ended
                                         (In thousands, except per share)

                                    -------     -------     -------     -------
1995                                April 2      July 2       Oct 1      Dec 31
                                    -------     -------     -------     -------
Net sales                           $ 4,167     $ 3,806     $ 3,082     $ 3,784
Gross profit                          2,503       2,164       1,749       2,286
Net income (loss)(1)                 (1,261)     (1,684)       (996)      3,883
Net income (loss) per share         ($ 0.13)    ($ 0.17)    ($ 0.10)    $  0.39

                                    -------     -------     -------     -------
1994                                April 3      July 3       Oct 2       Jan 1
                                    -------     -------     -------     -------
Net sales                           $ 4,665     $ 5,304     $ 5,833     $ 5,706
Gross profit                          2,833       3,388       3,642       3,631
Net income (loss)(2)                   (255)        950         203          15
Net income (loss) per share         ($ 0.03)    $  0.10     $  0.02     $  0.01

                                    -------     -------     -------     -------
1993                                April 4      July 4       Oct 3       Jan 2
                                    -------     -------     -------     -------
Net sales                           $ 4,545     $ 4,246     $ 4,562     $ 4,884
Gross profit                          2,699       2,563       2,686       3,105
Net loss (3)                           (664)       (731)       (619)       (921)
Net loss per share                  ($ 0.07)    ($ 0.08)    ($ 0.07)    ($ 0.11)


(1) Includes net non-recurring charges of $390,000 and $1,525,000 for the quarters ended July 2 and December 31, 1995, respectively (see Note 11), and net patent litigation settlement of $5,926,000 for the quarter ended December 31, 1995 (see Note 4).

(2) Includes net non-recurring credits of $838,000 for the quarter ended July 3, 1994 (see Note 11).

(3) Includes non-recurring charge of $397,000 for the quarter ended January 2, 1994 (see Note 11).

The accompanying notes are an integral part of these financial statements.

                                          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

COLUMN A                 COLUMN B              COLUMN C                                 COLUMN D                 COLUMN E
- --------                 --------              --------                                 --------                 --------

                                                       Additions Charged to


                         Balance at                                                                              Balance at
                         Beginning             Costs and           Other                                         End of
Description              of Period             Expenses            Accounts             Deductions (1)           Period
- -----------              -----------           --------            --------             ---------------          ------
                                                          (In thousands)
FOR THE YEAR
ENDED
DECEMBER 31,
1995

Reserve for
Doubtful
Accounts                 $110                  $8                  --                   --                       $118
====================================================================================================================================
FOR THE YEAR
ENDED
JANUARY 1,
1995

Reserve for
Doubtful
Accounts                 $105                  $27                 --                   $22                      $110
====================================================================================================================================
FOR THE YEAR
ENDED
JANUARY 2,
1994

Reserve for
Doubtful
Accounts                 $167                  $21                 --                   $83                      $105
====================================================================================================================================

(1)  Represents write-offs of specific accounts receivable.






Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

        Not applicable.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.


Executive Officers and Directors

     Certain information about the executive officers and directors of Registrant as of March 15, 1996 is as follows:

     Name                Age   Position(s) Held with Registrant
     ----                ---   --------------------------------

James R. Appleby, Jr.    50    President, Chief Executive Officer and Director

Terry A. Fuller, Ph.D    47    Executive Vice President, Chief Operating Officer
                               and Director

Michael R. Stewart       38    Vice President, Finance, Chief Financial Officer
                               and Treasurer

Ewald Lehrmann           52    Vice President and Managing Director of
                               International Operations

Davis Woodward           48    Vice President, Legal & Tax Affairs and Secretary

Richard J. DePiano       54    Chairman of the Board of Directors

Sheldon M. Bonovitz      58    Director

Jay L. Federman, M.D.    58    Director

Vincenzo Morelli         41    Director


     James R. Appleby, Jr. has been President and Chief Executive Officer of Registrant since October 1991 and a director since 1990. Mr. Appleby served as President and Chief Operating Officer of Registrant from May 1990 to October 1991. Mr. Appleby is the brother-in-law of Mr. Lehrmann.

     Terry A. Fuller, Ph.D. has served as Executive Vice President and Chief Operating Officer of Registrant since June 1993 and a director since 1994. From August 1990 until June 1993, Dr. Fuller served as Registrant's Executive Vice President of Technology and Manufacturing, assuming responsibility for Registrant's education programs in November 1992. From July 1990 until August 1990, he served as Vice President of Technology and New Business Development of Registrant. Dr. Fuller is also President of Fuller Research Corporation.

     Michael R. Stewart has served as Vice President, Finance since January 1996 and as Vice President and Chief Financial Officer of Registrant since October 1990. Mr. Stewart has served as Treasurer since November 1990.

     Ewald Lehrmann has been Vice President and Managing Director of International Operations of Registrant since June 1993; he had served as Vice President of Sales and Marketing of Registrant since June 1992. Mr. Lehrmann served as Vice President of Marketing of Registrant from October 1990 to June 1992. Mr. Lehrmann is Mr. Appleby's brother-in-law.

     Davis Woodward has served as Vice President, Legal & Tax Affairs of Registrant since January 1995. From July 1990 to January 1995, Mr. Woodward served as Assistant General Counsel and Director of Tax Planning. He has served as Secretary since November 1990.

     Richard J. DePiano has served as Chairman of the Board of Directors since July 1995 and as a director since 1986. Mr. DePiano has been the Chief Executive Officer of The Sandhurst Company, L.P. and the Managing Director of The Sandhurst Venture Fund since 1986.

     Sheldon M. Bonovitz has served as a director of the Registrant since 1985 and served as Chairman of the Board of Directors from March 1994 through July 1995. Mr. Bonovitz has been a partner in the law firm of Duane, Morris & Heckscher, Philadelphia, Pennsylvania, since 1969, where he also serves as Vice Chairman and a member of the management committee. Mr. Bonovitz also serves as a director of Comcast Corporation and Mediq, Incorporated. Mr. Bonovitz has also taught at the University of Pennsylvania Law School.

     Jay L. Federman, M.D. has served as a director of Registrant since 1987. Dr. Federman has been an attending surgeon and Co-Director of Research of Wills Eye Hospital, Philadelphia, Pennsylvania, since 1980. Dr. Federman was a founder of SITE Microsurgical Systems, Inc.

     Vincenzo Morelli has been a director of Registrant since 1995 and has served as Chief Executive Officer and director of Kontron Instruments Holding N.V. since 1993. From 1990 through 1992, Mr. Morelli served as Executive Vice President of New Holland (ex-Geotech), a joint venture of Fiat and Ford Motor Company. From 1985 until 1990, Mr. Morelli served as President and Chief Operating Officer of General Electric Company's European Medical Systems Division.


Section 16 Compliance

     Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Registrant's officers, directors and owners of more than 10% of any class of the Registrant's securities registered pursuant to
Section 12 of the Exchange Act to file reports of ownership and changes in ownership with the Commission. The Commission's rules also require such persons to furnish the Registrant with a copy of all Section 16(a) reports that they file.

     Based solely on a review of the copies of the reports which the Registrant received and written representations from certain persons, the Registrant believes that, except as set forth below, all such reporting persons complied with such requirements. Terry A. Fuller was one day late filing a Form 4 reporting one acquisition in July 1995. Each of James R. Appleby, Jr., Terry A. Fuller and Davis Woodward timely filed a Form 4 in January 1996 reporting acquisitions that took place in December 1995, but each such Form 4 omitted to report one exempt grant of options in January 1995 that should have been reported on such Form 4. Each such reporting person has since filed a Form 5 reporting such option grants.

Item 11. Executive Compensation.


Director Compensation

     Each director of the Registrant who is not an officer or employee of the Registrant (an "Outside Director") receives an annual retainer of $15,000 and a fee of $500 for each committee meeting attended other than meetings held in conjunction with meetings of the Board of Directors.

     The Registrant also maintains a Stock Option Plan for Outside Directors (the "Outside Director Plan"), pursuant to which: (a) on May 11, 1990, each Outside Director on such date received options to purchase 9,000 shares of Common Stock; (b) on May 11, 1990, each Outside Director who was a member of the Executive Committee on such date received options to purchase an additional 3,750 shares of Common Stock; (c) each Outside Director who had completed three years of service as an Outside Director on or before April 30, 1992 received options to purchase 4,500 shares of Common Stock on such date; (d) each Outside Director who had completed at least three years of service as an Outside Director on May 26, 1994 (the "1994 Grant Date") was granted options to purchase 45,000 shares, provided that if the Outside Director served as Chairman on the 1994 Grant Date, the option granted was for 60,000 shares; (e) each Outside Director who had not completed three years of service as an Outside Director on the 1994 Grant Date will, on the last trading day coinciding with or immediately following the completion of such three years of service, be granted options to purchase 30,000 shares, provided that if the Outside Director serves as Chairman throughout such three-year period, such option will be for 45,000 shares; (f) for each three years of service after the 1994 Grant Date since the most recent grant of options to an Outside Director, the Outside Director will be granted options to purchase 30,000 shares, provided that if the Outside Director served as Chairman throughout such three-year period, the option will be for 45,000 shares and (g) each person who became an Outside Director after the 1994 Grant Date or hereafter becomes an Outside Director in the future received or will receive options to purchase 30,000 shares of Common Stock on the fifteenth day after election as an Outside Director, provided that if the Outside Director is elected to serve as Chairman, the option granted will be for 45,000 shares.

     All such options are exercisable at 100% of the fair market value of the Common Stock on the date of grant and remain exercisable to the extent vested until the earliest to occur of the expiration of ten years from the date of grant, three years from cessation of service as a director due to disability, one year from cessation of service as a director due to death or three months from cessation of service as a director for any other reason. Options granted on May 11, 1990 were fully exercisable when granted. Options granted on the 1994 Grant Date were exercisable 15,000 shares on the date of grant, with the balance exercisable in three equal consecutive annual installments commencing one year from the 1994 Grant Date. All other options granted under the Outside Director Plan are or will be exercisable in three equal consecutive annual installments commencing one year from the date of grant. Notwithstanding the foregoing, all options granted under the Outside Director Plan become fully exercisable upon consummation of any business combination transaction involving the sale of all or substantially all of the assets of the Registrant to, or the acquisition of shares of the Registrant's Common Stock representing more than 50% of the votes which all stockholders of the Registrant are entitled to cast by, any person not affiliated with the Registrant, directly or indirectly, through one or more affiliates, or any other transaction or series of transactions having a similar effect.

     An aggregate 385,000 shares of Common Stock are currently reserved for issuance under the Outside Director Plan, of which 9,000 shares have been issued and 286,500 shares are subject to outstanding options.

Executive Officer Compensation

     The following table sets forth certain information with respect to compensation paid by the Registrant during each of the three fiscal years ended December 31, 1995, January 1, 1995 and January 2, 1994 to the chief executive officer of the Registrant and the other four most highly compensated executive officers of the Registrant.

                           SUMMARY COMPENSATION TABLE


                                                                                      Long-Term Compensation
                                                     Annual Compensation                      Awards
                                                 -------------------------         ----------------------------
                                                                                   Restricted                          All Other
                                                                                      Stock                           Compensation
 Name and Principal Position         Year        Salary($)        Bonus($)          Awards($)        Options(#)          ($)(1)
 ---------------------------         ----        ---------        --------          ---------        ----------       ------------

James  R. Appleby, Jr.                1995        $281,960        $     0             $     0          50,000(2)       $ 2,190
  President, Chief Executive          1994         265,346         58,520                   0          30,000(3)         2,190
  Officer and Director                1993         257,067         51,500(4)            9,088(4)      150,000(5)         2,190

Terry A. Fuller                       1995         186,507              0                   0          40,000(2)        25,341(6)
  Executive Vice President            1994         175,492         38,709                   0          20,000(3)        46,102(6)(7)
  And Chief Operating Officer         1993         169,671         27,200(4)            2,400(4)      100,000(5)        32,071(7)

Ewald Lehrmann                        1995         147,039              0                   0               0            1,038
  Vice President and                  1994         138,329         30,512                   0          15,000(3)         1,038
  Managing Director of                1993         133,769         10,720(4)              946(4)       25,000(5)         1,014
  International Operations

Michael R. Stewart                    1995         118,023              0                   0          30,000(2)           643
  Vice President and                  1994         110,528         24,380                   0          15,000(3)           643
  Chief Financial Officer             1993         106,533         17,131(4)            1,511(4)       25,000(5)           628

Davis Woodward                        1995         109,296              0                   0          30,000(2)         1,285
  Vice President, Legal and           1994          99,102         21,859                   0          15,000(3)         1,285
  Tax Affairs                         1993          95,835         15,360(4)            2,711(4)       25,000(5)         1,285

- ----------
(1) Except as noted in footnotes 6-7, represents payments of premiums for certain supplementary life insurance coverage.

(2)  These options were granted in 1996 for services rendered in 1995.

(3)  These options were granted in 1995 for services rendered in 1994.

(4) In January 1994, the Compensation Committee awarded performance bonuses for services rendered in 1993 and determined to pay such bonuses in the form of restricted stock at a per share price equal to 85% of the fair market value of the Common Stock on the date of grant, except that the Compensation Committee determined to pay the named executive officers other than Messrs. Appleby and Woodward 50% of their respective bonus in cash and the balance in shares of restricted stock. A portion of such shares awarded in 1994 was subject to forfeiture if the officer's employment was terminated other than without cause within six months after the grant date (except in certain circumstances involving a change of control in the Registrant), with the number of shares subject to forfeiture equal to (a) the product of (i) the number of restricted shares awarded multiplied by (ii) the fair market value on the date of forfeiture minus (b) the amount of the bonus listed under "Bonus" in the above table divided by (c) the fair market value on the date of forfeiture. The difference between the aggregate market value of the restricted shares on the grant date and the amount of the bonus approved by the Compensation Committee is set forth in the above table under the caption "Long-Term Compensation Awards -- Restricted Stock Awards."

(5)  These options were granted in 1994 for services rendered in 1993.

(6) Includes $24,000 and $14,000 in royalties paid by the Registrant to Fuller Research Corporation in 1995 and 1994 respectively, pursuant to a License Agreement between those parties. Terry A. Fuller is the President and principal stockholder of Fuller Research Corporation.

(7) Includes $30,761 in lease payments by the Registrant to Fuller Research Laboratories, a sole proprietorship owned by Dr. Fuller, pursuant to a Lease Agreement between those parties relating to certain equipment.

     The following table sets forth information with respect to options granted during the fiscal year ended December 31, 1995 to the persons named in the Summary Compensation Table above.

                        Option Grants in Last Fiscal Year


                                               % of Total                                              Potential Realizable Value
                                            Options Granted                                            at Assumed Annual Rates of
                            Options           to Employees      Exercise             Expiration       Stock Price Appreciation for
        Name             Granted(#)(1)       in Fiscal Year       Price                 Date                  Option Term
        ----             -------------       --------------     ---------               ----          -----------------------------
                                                                                                          5%                 10%
                                                                                                      ----------          ---------
James R. Appleby, Jr.        30,000                18.1%          $2.625          January 13, 2005       $49,525           $125,507
Terry A. Fuller              20,000                12.1            2.625          January 13, 2005        33,017             83,671
Ewald Lehrmann               15,000                 9.0            2.625          January 13, 2005        24,763             62,754
Michael R. Stewart           15,000                 9.0            2.625          January 13, 2005        24,763             62,754
Davis Woodward               15,000                 9.0            2.625          January 13, 2005        24,763             62,754


- ----------
(1) All of these options are exercisable in five equal consecutive annual installments commencing one year from the date of grant (January 13, 1995), subject to acceleration of exercisability under certain circumstances following a change in control of Registrant.

     The following table sets forth information with respect to options held at December 31, 1995 by the persons named in the Summary Compensation Table above. No options were exercised by such persons during the fiscal year ended December 31, 1995. None of the options held at fiscal year-end set forth below were in the money at December 31, 1995.

                          Fiscal Year-end Option Values

              Number of Unexercised Options at Fiscal Year End (1)


         Name                       Exercisable                Unexercisable
         ----                       -----------                -------------

James R. Appleby, Jr.                 232,700                     160,000

Terry A. Fuller                        91,033                     101,667

Ewald Lehrmann                         47,333                      36,867

Michael R. Stewart                     41,033                      38,667

Davis Woodward                         31,933                      40,267

- ----------
(1) The average weighted exercise price for the aggregate unexercised options set forth in the table above is as follows for each of the named persons:
     Mr. Appleby--$5.23; Dr. Fuller--$3.88; Mr. Lehrmann--$4.49; Mr. Stewart--$4.35; and Mr. Woodward--$4.14.

Employment Agreements

      Mr. Appleby has an employment agreement pursuant to which he serves as the Registrant's President and Chief Executive Officer for successive one-year terms ending December 31 of each year, absent at least three months' prior written notice of termination by either party. Effective as of January 30, 1996, Mr. Appleby's base salary under the agreement was reduced to $225,000, as part of the Registrant's efforts to reduce expenditures.

Mr. Appleby remains eligible for a bonus under the Registrant's Executive Staff Bonus Program. If the Registrant terminates Mr. Appleby's employment at the expiration of any renewal term of the agreement, Mr. Appleby is entitled to severance benefits equal to one year's base salary, 50% of the incentive bonus which would have been payable for the succeeding year and hospital, medical, disability and life insurance coverage for a period of one year. If Mr. Appleby's employment is terminated by the Registrant without cause during the term of the agreement or Mr. Appleby is removed as Chief Executive Officer (except following a change in control as described below), Mr. Appleby is entitled to identical severance benefits, except that with respect to the incentive bonus, he is entitled to the full amount of such bonus for the period through termination. Under certain circumstances following a change in control of the Registrant after which Mr. Appleby no longer serves as an executive officer of the Registrant in a capacity he determines to be acceptable or is asked to relocate his principal business location: Mr. Appleby is entitled to severance benefits equal to eighteen months' base salary, the amount of the incentive bonus for the period through termination of employment with the Registrant and hospital, medical, disability and life insurance coverage for a period of eighteen months; all unvested options become exercisable in full; and all outstanding options remain exercisable for the lesser of five years after the change in control or the remaining scheduled term thereof. The Registrant provides long-term disability insurance equal to 60% of Mr. Appleby's base salary, a $1 million life insurance policy and automobile, vacation and other insurance benefits as are available to the Registrant's senior executive officers. During the term of the agreement and for a period of one year thereafter (or while receiving any severance payments as described above), Mr. Appleby is prohibited from competing with the Registrant in any respect, interfering with the Registrant's business relationships or soliciting business from the Registrant's customers.

      In June 1992, the Registrant adopted a severance benefits program for certain key employees, including Messrs. Fuller, Lehrmann, Stewart and Woodward. Under the terms of this program, a participant whose employment is terminated by the Registrant other than for cause and other than following a change in control is entitled to continue receiving his then-current base salary and coverage under the medical, dental, supplemental life and supplemental disability insurance policies, if any, being provided at the time of termination for a specified period, with the obligation to provide such insurance coverage terminating in the event the participant is provided substantially the same coverage from a new employer. Each of Messrs. Fuller, Lehrmann, Stewart and Woodward is entitled to continue receiving such base salary and insurance coverage for a period of 12 months under the foregoing circumstances. In addition, if, within two years following a change in control of the Registrant, a participant's employment is terminated without cause or the participant resigns following (a) the relocation of his principal business location, (b) a significant reduction in the duties or responsibilities from those existing prior to the change in control or (c) a reduction in his then-current base salary, then, in any such event, the participant is also entitled to continue receiving his then-current base salary and coverage under the aforementioned insurance program (subject to the restriction described above) for a specified period. Messrs. Fuller and Lehrmann are entitled to continue receiving their respective base salaries for a period of 18 months under such circumstances and Messrs. Stewart and Woodward are entitled to continue receiving their respective base salaries for a period of 12 months under such circumstances. In addition, under such circumstances, each of Messrs. Fuller, Lehrmann, Stewart and Woodward is also entitled to continue receiving the aforementioned insurance coverages for a period of 12 months, and all unvested options which they hold become exercisable in full and all outstanding options remain exercisable for the lesser of five years or the remaining scheduled term thereof.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth as of March 15, 1996, the amount and percentage of the Registrant's outstanding Common Stock beneficially owned by
(i) each person who is known by the Registrant to own beneficially more than 5% of its outstanding Common Stock, (ii) each director, (iii) each executive officer named in the Summary Compensation Table and (iv) all executive officers and directors of the Registrant as a group. The persons named in the table have sole voting and investment power with respect to all shares of the Registrant Common Stock shown as beneficially owned by them, subject to community property laws where applicable and the information in the table and notes thereto.


Name of Individual
or Identify of Group                   Shares of Common Stock Beneficially Owned
- --------------------                   -----------------------------------------

5% Holders:                                Amount                   Percentage
  State of Wisconsin                       ------                   ----------
  Investment Board
  121 East Wilson Street                 892,589(1)                    9.06
  Madison, WI 53703

  Kontron Instruments
  Holding N.V.                            695,652                      7.06
  Julianaplein 22
  Curacao, Netherlands
  Antilles

Directors:

  James R. Appleby, Jr.                  370,050(2)                    3.65
  Jay L. Federman                        310,203(3)                    3.12
  Richard J. DePiano                     207,250(4)                    2.09
  Terry A. Fuller                        149,866(5)                    1.50
  Sheldon M. Bonovitz                    142,131(6)                    1.44
  Vincenzo Morelli                        30,000(7)                     *

Executive Officers (8):
  Ewald Lehrmann                          64,515(9)                     *
  Michael R. Stewart                     60,596(10)                     *
  Davis Woodward                         58,780(11)                     *

All directors and executive
  officers as a group
  (9 persons)                          1,393,391(12)                  12.80


- ----------
*Less than one percent.

(1)  Information furnished by stockholder as of February 7, 1996.

(2) Includes 296,700 shares which Mr. Appleby has the right to acquire under outstanding stock options exercisable within 60 days after March 15, 1996 and 44,000 shares owned jointly with his wife.

(3) Includes 76,000 shares which Dr. Federman has the right to acquire under outstanding stock options exercisable within 60 days after March 15, 1996.

(4) Includes 42,250 shares which Mr. DePiano has the right to acquire under outstanding stock options exercisable within 60 days after March 15, 1996. Also includes 90,000 shares owned by Mr. DePiano's wife. Mr. DePiano disclaims beneficial ownership of such 90,000 shares.

(5) Includes 132,366 shares which Dr. Fuller has the right to purchase under outstanding stock options exercisable within 60 days after March 15, 1996.

(6) Includes 47,250 shares which Mr. Bonovitz has the right to acquire under outstanding stock options exercisable within 60 days after March 15, 1996, 19,027 shares owned by Mr. Bonovitz' wife and 29,238 shares owned by trusts of which Mr. Bonovitz is trustee for the benefit of Mr. Bonovitz' children. Mr. Bonovitz disclaims beneficial ownership of the 48,265 shares owned by his wife and such trusts. Also includes 29,119 shares owned by the Marital Trust Under the Will of Robert H. Fleisher, Deceased. Mr. Bonovitz is one of the four trustees of such trust and disclaims beneficial ownership of such 29,199 shares.

(7) Includes 15,000 shares held of record by Olive Branch Corp., a Liberian corporation controlled by members of Mr. Morelli's family. Mr. Morelli disclaims beneficial ownership of such shares. Also includes 10,000 shares which Mr. Morelli has the right to acquire under outstanding stock options exercisable with 60 days after March 15, 1996.

(8)  Excludes executive officers listed under "Directors."

(9) Includes 59,866 shares which Mr. Lehrmann has the right to acquire under outstanding stock options exercisable within 60 days after March 15, 1996.

(10) Includes 54,166 shares which Mr. Stewart has the right to acquire under outstanding stock options exercisable within 60 days after March 15, 1996.

(11) Includes 45,866 shares which Mr. Woodward has the right to acquire under outstanding stock options exercisable within 60 days after March 15, 1996.

(12) Includes 764,464 shares which such persons have the right to acquire under stock options exercisable within 60 days after March 15, 1996.

Item 13. Certain Relationships and Related Transactions.

     Sheldon M. Bonovitz, a director of the Registrant, is a partner of Duane, Morris & Heckscher, which serves as the Registrant's primary legal counsel.

     Kontron Instruments Holding N.V., which owns more than 5% of the Registrant's outstanding Common Stock, has affiliates that serve as the Registrant's distributors throughout most of Europe. During 1995, total sales by the Registrant to such affiliates were $792,000. Vincenzo Morelli, a director of the Registrant, is the Chief Executive Officer and a director of Kontron Instruments.

                                     PART IV


Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

      (a) 1. Financial Statements
                                                                        Page No.
                                                                        --------
Consolidated Balance Sheets at  December 31, 1995 and January 1, 1995 .....   24

Consolidated Statements of Operations for each of the three years in the
period ended December 31, 1995 ............................................   25

Consolidated Statements of Stockholders' Equity for each of the three
years in the period ended December 31, 1995 ...............................   26

Consolidated Statements of Cash Flows for each of the three years in the
period ended December 31, 1995 ............................................   27

Notes to Consolidated Financial Statements ................................   28

Report of Independent Public Accountants ..................................   23

          2. Financial Statement Schedules
                                                                        Page No.
                                                                        --------


Report of Independent Public Accountants...................................   23

Schedule II - Valuation and Qualifying Accounts for the Years
              Ended December 31, 1995 and January 1, 1995..................   38

Other schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

     (b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the fourth quarter of the fiscal year ended December 31, 1995.

     (c)  Exhibits

     Exhibit Number            Description of Exhibit
     --------------            ----------------------

          3.1 Restated Certificate of Incorporation of Registrant, incorporated by reference to Exhibit 3.1 filed with Registrant's Annual Report on Form 10-K for the fiscal year ended December 29, 1991 filed on March 30, 1992 (the "1991 Form 10-K").

          3.2 By-Laws of Registrant, as amended, incorporated by reference to Exhibit 3.2 filed with Registrant's Annual Report on Form 10-K for the fiscal year ended December 30, 1990 filed on March 29, 1991 (the "1990 Form 10-K").

          10.1 Lease dated September 12, 1991 between Registrant and SLT Properties, Inc., incorporated by reference to Exhibit 10.1 filed with Registrant's 1991 Form 10-K.

          10.2 Lease Agreement dated October 9, 1991 between Registrant and Tioga Leasing Corporation, incorporated by reference to
                    Exhibit 10.2 filed with Registrant's 1991 Form 10-K.

          10.3 1986 Incentive Stock Option Plan of Registrant, as amended through November 29, 1989, incorporated by reference to
                    Exhibit 4(A) filed with Registrant's Form S-8 Registration Statement filed on December 29, 1989, Registration No. 33-32835. (the "1989 Form S-8").

          10.4 1986 Non-Qualified Stock Option Plan of Registrant, as amended through November 29, 1989, incorporated by reference to Exhibit 4(B) filed with the 1989 Form S-8.

          10.5* Registrant's Equity Incentive Plan, as amended through May 26, 1994, incorporated by reference to Exhibit 4(A) filed with Registrant's Form S-8 Registration Statement filed on August 19, 1994, Registration No. 33-83074.

          10.6* Second Amended and Restated Stock Option Plan for Outside Directors of Registrant, incorporated by reference to
                    Exhibit 4(B) filed with Registrant's Form S-8 Registration Statement filed on August 19, 1994, Registration No. 33-83074.

          10.7      [intentionally left blank]

          10.8* Employment Agreement dated as of May 11, 1990 between Registrant and James R. Appleby, Jr., incorporated by reference to Exhibit 10.10 filed with the 1990 Form 10-K; as amended pursuant to a Letter Agreement between Registrant and Mr. Appleby dated January 7, 1992, incorporated by reference to Exhibit 10.11 filed with Registrant's 1991 Form 10-K; as amended pursuant to Letter Agreements between Registrant and Mr. Appleby dated June 11, 1992 and February 3, 1993, incorporated by reference to Exhibit 10.9 filed with Registrant's Annual Report on Form 10-K for the fiscal year ended January 3, 1993 filed on April 19, 1993 (the "1992 Form 10-K"); and as amended pursuant to a Letter Agreement dated March 15, 1994 between Registrant and Mr. Appleby, incorporated by reference to Exhibit 10.8 filed with Registrant's Annual Report on Form 10-K for the fiscal year ended January 2, 1994 filed on April 1, 1994 (the "1993 Form 10-K").

          10.9 Employment Agreement dated March 1, 1987 between Registrant and Norio Daikuzono, incorporated by reference to Exhibit
                    10.22 filed with the Form S-1.

          10.10* Registrant's 1992 Executive Staff Bonus Program, incorporated by reference to Exhibit 10.13 filed with Registrant's 1991 Form 10-K.

          10.11 License Agreement dated December 11, 1990 among Registrant, Advanced Laser Systems Technology, Inc., Robert E. McKinney, Dennis R. Bellar, Randel W. Owen, and Jim D. Keatley, incorporated by reference to Exhibit 10.11 filed with the 1990 Form 10-K.

          10.12 Agreement of Sale dated September 14, 1990 between Oaks Associates and SLT Properties, Inc., incorporated by reference to Exhibit 10.12 filed with the 1990 Form 10-K.

          10.13 Installment Sale Agreement dated September 14, 1990 between SLT Properties, Inc. and Montgomery County Industrial Development Corporation, incorporated by reference to
                    Exhibit 10.14 filed with the 1990 Form 10-K, as amended pursuant to the Amended and Restated Installment Sale Agreement dated November 25, 1991 between SLT Properties, Inc. and Montgomery County Industrial Development Corporation, incorporated by reference to Exhibit 10.22 filed with Registrant's 1991 Form 10-K.

          10.14 Acquisition Agreement dated September 14, 1990 between SLT Properties, Inc. and Montgomery County Industrial Development Corporation, incorporated by reference to
                    Exhibit 10.15 filed with Registrant's 1990 Form 10-K.

          10.15 Amended and Restated Loan Agreement dated December 1, 1992 among Registrant, Meridian Bank, SLT Properties, Inc., SLT Technology, Inc., Diversified Properties-Equity Group, Inc. and Surgical Laser Technologies Development, Inc., incorporated by reference to Exhibit 10.20 filed with Registrant's 1992 Form 10-K; as amended pursuant to a First Amendment thereto dated July 26, 1993, incorporated by reference to Exhibit 10.15 filed with Registrant's 1993 Form 10-K; as amended pursuant to a Second Amendment thereto dated January 19, 1995, incorporated by reference to Exhibit
                    10.15 filed with Registrant's Annual Report on Form 10-K for the fiscal year ended January 1, 1995 filed on April 3, 1995 (the "1994 Form 10-K"); as amended pursuant to a Third Amendment thereto dated December 20, 1995 and as amended pursuant to a Letter Agreement accepted March 14, 1996.

          10.16 Turnkey Development Agreement dated September 14, 1990 between SLT Properties, Inc. and Oaks Associates, incorporated by reference to Exhibit 10.21 filed with Registrant's 1990 Form 10-K.

          10.17 Sixth Amended and Restated Line of Credit Note in the principal amount of $2,750,000 dated January 19, 1995, of Registrant to Meridian Bank, incorporated by reference to
                    Exhibit 10.17 filed with Registrant's 1994 Form 10-K.

          10.18 Amended and Restated Security Agreement amended through December 1, 1992 dated December 1, 1992 among Registrant, Meridian Bank, SLT Properties, Inc., SLT Technology, Inc., Diversified Properties-Equity Group, Inc. and Surgical Laser Technologies Development, Inc., incorporated by reference to
                    Exhibit 10.22 filed with Registrant's 1992 Form 10-K.

          10.19 Pledge Agreement dated April 13, 1992 by SLT Technology, Inc. to Meridian Bank, as amended by First Amendment to Pledge Agreement dated December 1, 1992, incorporated by reference to Exhibit 10.23 filed with Registrant's 1992 Form 10-K.

          10.20 Mortgage Note in the principal amount of $3,400,000 dated August 16, 1991 and delivered September 12, 1991 by Registrant, SLT Properties, Inc. and Montgomery County Industrial Development Corporation in favor of American United Life Insurance Company, incorporated by reference to
                    Exhibit 10.35 filed with Registrant's 1991 Form 10-K.

          10.21 Mortgage dated August 16, 1991 and delivered September 12, 1991 among SLT Properties, Inc., Montgomery County Industrial Development Corporation and American United Life Insurance Company, incorporated by reference to Exhibit
                    10.36 filed with Registrant's 1991 Form 10-K.

          10.22 Guaranty Agreement dated August 16, 1991 and delivered September 12, 1991 between Registrant and American United Life Insurance Company, incorporated by reference to Exhibit
                    10.37 filed with Registrant's 1991 Form 10-K.

          10.23 Assignment of Rents and Leases dated August 16, 1991 and delivered September 12, 1991 by SLT Properties, Inc. and Montgomery County Industrial Development Corporation to American United Life Insurance Company, incorporated by reference to Exhibit 10.38 filed with Registrant's 1991 Form 10-K.

          10.24 Security and Pledge Agreement dated September 12, 1991 by SLT Properties, Inc. in favor of American United Life Insurance Company, incorporated by reference to Exhibit
                    10.39 filed with Registrant's 1991 Form 10-K.

          10.25 Loan Agreement effective November 25, 1991 between Montgomery County Industrial Development Corporation and Pennsylvania Industrial Development Authority, incorporated by reference to Exhibit 10.40 filed with Registrant's 1991 Form 10-K.

          10.26 Note in the principal amount of $2,000,000 dated November 20, 1991 and delivered December 2, 1991 by Montgomery County Industrial Development Corporation to Pennsylvania Industrial Development Authority, incorporated by reference to Exhibit 10.41 filed with Registrant's 1991 Form 10-K.

          10.27 Open-End Mortgage made November 20, 1991 and delivered December 2, 1991 between Montgomery County Industrial Development Corporation and Pennsylvania Industrial Development Authority, incorporated by reference to Exhibit
                    10.42 filed with Registrant's 1991 Form 10-K.

          10.28 Consent, Subordination and Assumption Agreement dated November 20, 1991 and delivered December 2, 1991 by SLT Properties, Inc. and Montgomery County Industrial Development Corporation in favor of Pennsylvania Industrial Development Authority, incorporated by reference to Exhibit
                    10.43 filed with Registrant's 1991 Form 10-K.

          10.29 Assignment of Installment Sale Agreement dated November 20, 1991 and delivered December 2, 1991 among Montgomery County Industrial Development Corporation, SLT Properties, Inc. and Pennsylvania Industrial Development Authority, incorporated by reference to Exhibit 10.44 filed with Registrant's 1991 Form 10-K.

          10.30 Assignment of Lease Agreement dated November 20, 1991 and delivered December 2, 1991 among Registrant, SLT Properties, Inc. and Pennsylvania Industrial Development Authority, incorporated by reference to Exhibit 10.45 filed with Registrant's 1991 Form 10-K.

          10.31 Guaranty and Surety Agreement dated December 2, 1991 by Registrant in favor of Pennsylvania Industrial Development Authority, incorporated by reference to Exhibit 10.46 filed with Registrant's 1991 Form 10-K.

          10.32 Agreement for Additional Security dated September 14, 1990 among Registrant, SLT Properties, Inc. and Montgomery County Industrial Development Corporation, incorporated by reference to Exhibit 10.47 filed with Registrant's 1991 Form 10-K; as amended by Pledge Agreement dated December 1, 1992, incorporated by reference to Exhibit 10.36 filed with Registrant's 1992 Form 10-K.

          10.33 Pledge and Security Agreement effective December 2, 1991 among Registrant, SLT Properties, Inc. and Montgomery County Industrial Development Corporation, incorporated by reference to Exhibit 10.48 filed with Registrant's 1991 Form 10-K.

          10.34 Security Agreement dated December 1, 1992 among Registrant, SLT Properties, Inc. and Montgomery County Industrial Development Corporation, incorporated by reference to
                    Exhibit 10.38 filed with Registrant's 1992 Form 10-K.

          10.35 Form of Registrant's 8% Convertible Subordinated Note due July 30, 1999, incorporated by reference to Exhibit 10.39 filed with Registrant's 1992 Form 10-K.

          10.36* Form of Agreements dated June 12, 1992 between Registrant and Executive Officers with respect to severance and change of control benefits, incorporated by reference to Exhibit
                    10.40 filed with Registrant's 1992 Form 10-K.

          10.37 Lease Agreement dated March 5, 1990 between Duke Associates #77 Limited Partnership and Registrant and Lease Addendum Number One dated March 30, 1990, incorporated by reference to Exhibit 10.41 filed with Registrant's 1992 Form 10-K.

          10.38* Form of Restricted Stock Award dated as of January 18, 1993 between Registrant and Executive Officers, incorporated by reference to Exhibit 10.42 filed with Registrant's 1992 Form 10-K.

          10.39* Form of Restricted Stock Award, dated as of January 18, 1994 between Registrant and Executive Officers, incorporated by reference to Exhibit 10.39 filed with Registrant's 1993 Form 10-K.

          10.40* License Agreement dated May 31, 1994 between Registrant and Fuller Research Corporation, incorporated by reference to
                    Exhibit 10.40 filed with Registrant's 1994 Form 10-K.

          10.41* Lease dated April 20, 1993 between Registrant and Fuller Research Laboratories, incorporated by reference to Exhibit
                    10.41 filed with Registrant's 1994 Form 10-K.

          10.42 Investment Agreement dated December 8, 1994 between Registrant and Kontron Instruments Holding N.V., incorporated by reference to Exhibit 10.42 filed with Registrant's 1994 Form 10-K.

          10.43 Amendment to Confidentiality and Non-Compete Agreement dated April 28, 1994 between Registrant and Terry A. Fuller, amending Confidentiality and Non-Compete Agreement dated June 6, 1990, incorporated by reference to Exhibit 10.43 filed with Registrant's 1994 Form 10-K.

          10.44 Guaranty dated December 29, 1994 from Registrant to KCI Financial Services, Inc., incorporated by reference to
                    Exhibit 10.44 filed with Registrant's 1994 Form 10-K.

          10.45 Negative Pledge Agreement dated January 19, 1995 between Registrant and Meridian Bank, incorporated by reference to
                    Exhibit 10.45 filed with Registrant's 1994 Form 10-K.

          10.46 International Facilities Agreement dated January 19, 1995 between Registrant and Meridian Bank, incorporated by reference to Exhibit 10.46 filed with Registrant's 1994 Form 10-K.

          10.47 $629,430.53 Standby Letter of Credit dated as of January 1, 1995 issued by Meridian Bank to the Montgomery County Industrial Development Corporation for the account of Registrant, incorporated by reference to Exhibit 10.47 filed with Registrant's 1994 Form 10-K, as amended by an Amendment dated December 22, 1995 reducing the amount of the Letter of Credit to $575,607.

          21        Subsidiaries of Registrant, incorporated by reference to
                    Exhibit 22 filed with Registrant's 1993 Form 10-K.

          23        Consents of Arthur Andersen LLP.

          27        Financial Data Schedule.


* This exhibit represents a management contract or compensatory plan or arrangement.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             SURGICAL LASER TECHNOLOGIES, INC.

Dated:  March 29, 1996                       By: /s/ James R. Appleby, Jr.
                                                --------------------------
                                                  James R. Appleby, Jr.,
                                                  President and Chief Executive
                                                  Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures                        Title                         Date
- ----------                        -----                         ----


 /s/ James R. Appleby, Jr.        President, Chief                March 29, 1996
- ------------------------------    Executive Officer and
James R. Appleby, Jr.             Director (principal
                                  executive officer)


  /s/ Michael R. Stewart          Vice President, Chief           March 29, 1996
- ------------------------------    Financial Officer,
Michael R. Stewart                Treasurer and Controller
                                  (principal financial and
                                  accounting officer)


  /s/ Richard J. DePiano          Chairman of the Board           March 29, 1996
- ------------------------------    and Director
Richard J. DePiano


  /s/ Sheldon M. Bonovitz         Director                        March 29, 1996
- ------------------------------
Sheldon M. Bonovitz


  /s/ Jay L. Federman             Director                        March 29, 1996
- ------------------------------
Jay L. Federman

  /s/ Terry Fuller                Executive Vice President,       March 29, 1996
- ------------------------------    Chief Operating Officer
Terry Fuller                      and Director


 /s/ Vincenzo Morelli             Director                        March 29, 1996
- ------------------------------
Vincenzo Morelli

                                  EXHIBIT INDEX

                    (Pursuant to Item 601 of Regulation S-K)


Exhibit No.                  Exhibit                                       Page



 10.15         Third Amendment dated December 20, 1995 to Amended and       56
               Restated Loan Agreement dated December 1, 1992 among Registrant, Meridian Bank, SLT Properties, Inc., SLT Technology, Inc., Diversified Properties-Equity Group,
               Inc. and Surgical Laser Technologies Development, Inc., as further amended by a Letter Agreement accepted as of March 14, 1996


 10.47         Amendment dated December 22, 1995 to Standby Letter
               of Credit                                                    66


    23         Consents of Arthur Andersen LLP                              68

    27         Financial Data Schedule                                      71