Form 10-Q
period 1996-03-31
SURGICAL LASER TECHNOLOGIES INC /DE/
filed 1996-05-15
CIK 854099

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

     (Mark One)
     [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1996

                                       OR

     [   ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from ________ to

                         Commission file number: 0-17919

                        SURGICAL LASER TECHNOLOGIES, INC.
                        ---------------------------------
             (Exact name of registrant as specified in its charter)

                   Delaware                           31-1093148  .
        -------------------------------           ----------------
        (State or other jurisdiction of           (I.R.S. Employer
         incorporation or organization)           Identification No.)

                       200 Cresson Boulevard, P.O. Box 880
                                Oaks, PA 19456 .
                    ----------------------------------------
                    (Address of principal executive offices)

                                   (Zip Code)

                                (610) 650-0700 .
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


         (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days
Yes X   No _____

     On May 10, 1996, the registrant had outstanding 9,854,007 shares of Common Stock, $.01 par value.

                               Page 1 of 13 Pages
                               Index is on Page 2

                        SURGICAL LASER TECHNOLOGIES, INC.
                                AND SUBSIDIARIES


                                      INDEX
                                      -----



                                                                            PAGE
                                                                            ----
PART I.  FINANCIAL INFORMATION:
- -------------------------------

         ITEM 1.  Financial Statements:

         a.       Condensed Consolidated Balance Sheets,
                  March 31, 1996 (unaudited) and December 31, 1995            3

         b.       Condensed Consolidated Statements of Operations
                  (unaudited) for the quarters ended March 31, 1996
                  and April 2, 1995                                           4

         c.       Condensed Consolidated Statements of Cash Flows
                  (unaudited) for the quarters ended March 31, 1996
                  and April 2, 1995                                           5

         d.       Notes to Condensed Consolidated Financial
                  Statements (unaudited)                                    6-7

         ITEM 2.  Management's Discussion and Analysis of
                     Financial Condition and Results of Operations          8-9

PART II.  OTHER INFORMATION:
- ----------------------------

         ITEM 1.  Legal Proceedings                                          10
         ITEM 6.  Exhibits and Reports on Form 8-K                           10
SIGNATURES                                                                   11

EXHIBITS:
         EXHIBIT 11 - Computation of Earnings Per Share                      12
         EXHIBIT 27 - Financial Data Schedule                                13

                          PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements

                       SURGICAL LASER TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, excect par value)

                                                               Mar. 31,  Dec. 31,
                                                                 1996      1995
                                                                 ----      ----

ASSETS                                                       (Unaudited)
Current Assets:
 Cash and cash equivalents                                      $6,145    $4,903
   (including restricted amounts of $100)
 Short-term investments                                          1,980     3,244
 Accounts receivable, net of allowance for doubtful
   accounts of $118                                              2,873     3,225
 Inventories                                                     3,555     3,866
 Other                                                             312       194
                                                               -------   -------
  Total current assets                                          14,865    15,432

Property and equipment, net                                      8,056     8,250
Other assets                                                     1,102     1,139
                                                               -------   -------


  Total Assets                                                 $24,023   $24,821
                                                               =======   =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Current portion of long-term debt                                $214      $212
 Accounts payable                                                  607       467
 Accrued liabilities                                             2,097     2,163
                                                               -------   -------
  Total current liabilities                                      2,918     2,842
                                                               -------   -------
Long-term debt                                                   6,233     6,289

Stockholders' equity:
 Common stock, $.01 par value, 30,000 shares authorized,
  9,854 shares and 9,854 shares issued and outstanding              99        99
 Additional paid-in capital                                     32,589    32,588
 Accumulated deficit                                           (17,816)  (16,997)
                                                               -------   -------
Total stockholders' equity                                      14,872    15,690
                                                               -------   -------
Total Liabilities and Stockholders' Equity                     $24,023   $24,821
                                                               =======   =======

The accompanying notes are an integral part of these statements.

                       SURGICAL LASER TECHNOLOGIES, INC.
                              AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                     (In thousands, except per share data)

                                                                  For the Quarter Ended:

                                                           Mar. 31,                      Apr. 2,
                                                             1996                          1995
                                                             ----                          ----
Net sales                                                    $2,765                       $4,167
Cost of sales                                                 1,050                        1,664
                                                              -----                      -------
Gross profit                                                  1,715                        2,503
                                                              -----                      -------
Operating expenses:
 Selling, general and administrative                          2,018                        2,965
 Product development                                            436                          683
                                                              -----                      -------
                                                              2,454                        3,648
                                                              -----                      -------

Operating (loss)                                               (739)                      (1,145)

Interest expense                                                144                          161
Interest income                                                (106)                         (38)
Equity in loss (earnings) of joint venture                       43                           (7)
                                                              -----                      -------
Net (loss)                                                    ($820)                     ($1,261)
                                                              =====                      =======

Net (loss) per share                                         ($0.08)                      ($0.13)
                                                             ======                       ======

Shares used in calculating net (loss) per share               9,854                        9,846
                                                             ======                       ======

The accompanying notes are an integral part of these statements.

                     SURGICAL LASER TECHNOLOGIES, INC.
                              AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                               (In thousands)


                                                                         For the Three Months Ended:
                                                                         ---------------------------

                                                                     Mar 31,                      Apr. 2,
                                                                       1996                         1995
                                                                       ----                         ----

Cash Flows From Operating Activities:
Net (loss)                                                            ($820)                     ($1,261)
 Adjustments to reconcile net (loss) to net cash
  provided by  (used in) operating activities:
   Equity in loss (earnings) of joint venture                            44                           (7)
   Depreciation and amortization                                        240                          463
   Imputed interest                                                      (4)                           5
   Decrease (increase) in assets:
    Accounts receivable                                                 352                          311
    Inventories                                                         314                         (377)
    Other current assets                                               (118)                        (198)
    Other assets                                                          6                            1
  Increase (decrease) in liabilities:
    Accounts payable                                                    140                          555
    Accrued liabilities                                                 (62)                           2
                                                                     ------                       ------

Net cash provided by (used in) operating activities                      92                         (506)
                                                                     ------                       ------
Cash Flows From Investing Activities:
 Sale of short-term investments                                       1,264                            -
 Additions to property and equipment                                    (43)                        (143)
 Patent costs                                                           (18)                          (7)
                                                                     ------                       ------

Net cash provided by(used in) investing activities                    1,203                         (150)
                                                                     ------                       ------
Cash Flows From Financing Activities:
 Payments on long-term debt                                             (53)                         (60)
                                                                     ------                       ------
Net cash used in financing activities                                   (53)                         (60)

Net increase (decrease) in cash and cash equivalents                  1,242                         (716)

Cash and Cash Equivalents, Beginning of Period                        4,903                        4,143
                                                                     ------                       ------

Cash and Cash Equivalents, End of Period                             $6,145                       $3,427
                                                                     ======                       ======


The accompanying notes are an integral part of these statements.

                        SURGICAL LASER TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Summary Financial Information and Results of Operations:

In the opinion of Surgical Laser Technologies, Inc. and Subsidiaries (the "Company"), the accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles and with the regulations of the Securities and Exchange Commission and contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of March 31, 1996 and the results of operations and cash flows for the quarters ended March 31, 1996 and April 2, 1995.

   Interim Financial Information:

While the Company believes that the disclosures presented are adequate to prevent misleading information, it is suggested that the unaudited condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes included in the Company's Form 10-K report for the fiscal year ended December 31, 1995, as filed with the Securities and Exchange Commission. Interim results for the quarter ended March 31, 1996 are not necessarily indicative of the results to be expected for the full year.

2. Supplemental Cash Flow Information:

Income taxes paid for the quarter ended March 31, 1996 were $15,200, primarily representing federal alternative minimum taxes. There were no income taxes paid for the quarter ended April 2, 1995. Interest paid for the quarters ended March 31, 1996 and April 2, 1995 was $146,000 and $156,000, respectively.

The following noncash investing and financing activities took place:

During the first quarter of 1995, the Company issued additional notes of $299,000 in conjunction with the financing of certain patent litigation. Theses notes, like others issued later in the year, were completely repaid following the settlement in December 1995 of the patent litigation with Sharplan Lasers, Inc. and its parent, Laser Industries Ltd. For the quarters ended March 31, 1996 and April 2, 1995, $1,000 and $42,000, respectively, of the 8% convertible subordinated notes were converted at the request of the noteholders into common stock at a conversion price of $4.50 per share.

3. Net Loss Per Share:

Net loss per share has been computed using the weighted average number of common shares outstanding during each period. Common share equivalents have not been considered as they are anti-dilutive.

4. Bank Borrowings:

At March 31, 1996, the Company had a $2.75 million line of credit agreement with a bank, which included a $750,000 sub-line for letters of credit. Under its sub-line, the Company issued a letter of credit in the amount of $576,000 in favor of the Montgomery County Industrial Development Corporation (MCIDC) under the terms of the Mortgage and Security Agreement. There were no other borrowings under the line at March 31, 1996. Borrowings on the line are secured by the Company's accounts receivable and inventories and bear interest at the bank's prime rate plus 1/2%. The line expires on June 30, 1996. The Company's line of credit agreement prohibits the declaration or payment of any dividends or distributions on any of its capital stock at any time there are outstanding obligations to the bank without the prior written consent of the bank. The line is subject to the Company maintaining certain financial covenants, as defined. The Company expects that its bank will renew its line of credit facility, including the sub-line for letters of credit.

5. Income Taxes:

No income tax provision was made for the quarter ended March 31, 1996 or for the comparable quarter of 1995 due to the losses incurred.

6. Segment and Geographic Data:

The Company is engaged in one business segment: the design, development, manufacture and marketing of laser products for medical applications. The Company's customers are primarily hospitals and medical centers. Foreign sales represented 27% of net sales in the first quarter of 1996, as compared to 24% in the same period in 1995. Sales to the Company's joint venture (see Note 7) were 3% and 13% of net sales in the first quarter of 1996 and 1995, respectively.

7. Investment in MEDIQ PRN/SLT:

The Company is a 50% owner of MEDIQ PRN/SLT, a joint venture formed in the third quarter of 1993 to provide rentals of lasers and related equipment to hospitals and other health care providers. The investment in MEDIQ PRN/SLT is accounted for using the equity method and is included in other assets. Sales to MEDIQ PRN/SLT are recorded at an arms-length price. Under the equity method, 50% of the gross profit from the sales to the joint venture is deferred and amortized to income as the related asset is used by the joint venture. The Company's sales to the joint venture were $73,000 and $548,000 for the quarters ended March 31, 1996 and April 2, 1995, respectively. Accounts receivable from sales to MEDIQ PRN/SLT at March 31, 1996 were $216,000.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     Net sales for the quarter ended March 31, 1996 of $2,765,000 decreased $1,402,000 or 34% from the comparable period in 1995. Net sales of laser units of the Contact Laser Systems decreased 47% in the first quarter of 1996 from the first quarter of 1995, while net sales of delivery systems declined by 30% over the same period.

     The market for capital purchases by hospitals continued to be weak in the first quarter of 1996 as expected. In addition, delivery system sales volumes were negatively affected by the lower capital sales as well as by drug and electrosurgical alternatives in the urologic market. The Company has recently introduced, in an effort to reverse the decline in delivery system sales, a new urologic probe called the VaporMax(TM) and a new delivery system line of products called SLT Select (TM) for use on other manufacturers' laser systems. Both of these offerings were formally introduced to the urologic community at the May 1996 American Urological Association meeting.

     Gross profits for the quarter ended March 31,1996 of $1,715,000 decreased $788,000 or 31% from the first quarter of 1995, principally due to the lower volume of sales. As a percentage of net sales, gross profit increased to 62% from 60% in the comparable period of 1995, due primarily to cost reduction measures taken in the second half of 1995 to reduce manufacturing overhead.

     Due to the lower level of sales that have continued into 1996, the Company has taken action to bring its expenditure levels more in line with sales levels being experienced. As part of this cost reduction plan, the Company is in the process of subletting its office and research/training facility. The sublet is expected to be completed in the third quarter of 1996 and will result in significantly reducing the Company's facility costs, resulting in a cash savings of approximately $700,000 annually. The Company expects also to have begun to move its operations into a smaller, lower-cost facility in the third quarter of 1996.

     Primarily as a result of this cost reduction program, operating expenses for the first quarter of 1996 of $2,454,000 decreased by $1,194,000 or 33% from the first quarter of 1995.

     Product development expenses of $436,000 decreased by $247,000 or 36% from the same period in 1995. The decrease is due to lower consulting costs resulting from the expiration in June 1995 of the one-year consulting arrangement with the principals of Advanced Laser Systems Technology as well as due to lower personnel-related charges.

     Selling, general and administrative expenses of $2,018,000 in the first quarter of 1996 decreased $947,000 or 32% from the comparable prior year period. Reductions related to a significant workforce reduction at the end of the second quarter of 1995 account for the majority of the reduced spending level. In addition, the 1995 first quarter included $200,000 in charges incurred in connection with a proposed business combination transaction that was not consummated.

     Net interest expense for the first quarter of 1996 of $38,000 decreased $85,000 from the comparable period in 1995. The reduction is primarily attributable to higher interest income earned in the 1996 period due to the substantially higher cash position.

Liquidity and Capital Resources

     The Company had cash, cash equivalents and short-term investments of $8,126,000 at March 31, 1996, of which $100,000 was restricted. In addition, the Company currently has a $2.75 million credit facility with its bank. The facility includes a sub-line for letters of credit of $750,000. Other than for the letter of credit issued in the amount of $576,000 in favor of the Montgomery County Industrial Development Corporation("MCIDC") as a condition of the Mortgage and Security Agreement with MCIDC, there were no other borrowings outstanding under the line of credit. Borrowings under the line are secured by the Company's accounts receivable and inventories . The line is subject to the Company maintaining certain financial covenants, as defined. This line of credit facility expires on June 30, 1996. The Company expects that its bank will renew the line of credit facility, including the sub-line for letters of credit.

     Net cash provided from operating activities was $93,000 in the first quarter of 1996 compared to cash used in operating activities of $506,000 in the comparable period in 1995. The comparable increase in cash provided by operating activities was due mainly to the reduction in the net loss incurred, coupled with a reduction in inventories.

     Net cash provided by investing activities was $1,203,000 in the first quarter of 1996 compared to cash used in investing activities of $150,000 in the first quarter of 1995. The increase was due principally to the maturity of certain short-term investments amounting to $1,264,000.

     Net cash used in financing activities was $53,000 and $60,000 in the first quarter of 1996 and 1995, respectively.

     Management anticipates capital expenditures of approximately $500,000 in 1996, of which $43,000 was spent in the first quarter. The capital expenditures are primarily for manufacturing and research and development needs and sales demonstration lasers. The Company is not contractually committed to spend the balance of its estimated capital expenditures. Management believes that its current cash position and cash provided by operations will be sufficient for these expenditures.

     Management believes that inflation has not had a material effect on operations.

                           PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings
- -------------------------

For information regarding certain pending lawsuits, reference is made to the Company's Form 10-K, Item 3, for the fiscal year ended December 31, 1995, as filed with the Securities and Exchange Commission, which is incorporated herein by reference.

Bard. On April 5, 1996, the United States District Court for the Eastern District of Pennsylvania granted Trimedyne, Inc.'s Motion to Dismiss Trimedyne from this action for want of personal jurisdiction. The Company has not appealed that dismissal.

Trimedyne. On April 29, 1996, the Company filed a Motion for Partial Summary Judgment that its products do not infringe Trimedyne, Inc.'s U.S. Patent No. 5,380,317. The motion was filed in the United States District Court for the Central District of California. The Company anticipates that the Court will rule around the end of June 1996. If it should be necessary, the Company may also file a motion for summary judgment that the `317 patent is invalid. No assurance, however, can be given that the Company's motions for Partial Summary Judgment will be granted.

On May 6, 1996, that Court held a hearing on the Company's Motion for Partial Summary Judgment that its products do not infringe Trimedyne's U.S. Patent No. 4,773,413. The Court granted the Company's motion on May 10, 1996. The ruling holds that SLT's Contact Laser (TM) probes do not infringe the `413 patent, either literally or under the doctrine of equivalents.

Daikuzono. On April 30, 1996, the United States District Court for the Eastern District of Pennsylvania denied Daikuzono's Motion to Impose a Constructive Trust on the settlement proceeds received by the Company in the Sharplan suit.

On May 3, 1996, the Company filed a Motion for Partial Summary Judgment with the Court, seeking, among other things, to have the count for unpaid salary dismissed under the applicable statute of limitations and to have Daikuzono's claim for royalties on certain SLT products sold prior to February 1991 dismissed on the same grounds. No assurance can be given that the Court will grant the Company's motion, in whole or in part.

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



                                         SURGICAL LASER TECHNOLOGIES, INC.



Date:   May 15, 1996              By    /s/ Michael R. Stewart
                                        ----------------------

                                        Michael R. Stewart
                                        Vice President, Finance and
                                        Chief Financial Officer

                                        Signing on behalf of the registrant
                                        and as principal financial officer

                                EXHIBIT 11

                     SURGICAL LASER TECHNOLOGIES, INC.
                              AND SUBSIDIARIES
               COMPUTATION OF EARNINGS PER SHARE (UNAUDITED)
                     (In thousands, except per share data)

                                                                           For the Quarter Ended:

                                                                     Mar. 31,                     Apr. 2,
                                                                       1996                         1995
                                                                       ----                         ----
Primary Earnings (Loss) Per
Common Share:
Net income (loss)                                                     ($820)                     ($1,261)
                                                                     ------                       ------
Weighted average number of shares
  of Common Stock outstanding during
  the period                                                          9,854                        9,846
Additional shares assuming excercise
  of stock options and warrants
  utilizing the treasury stock method                                     -                            -
                                                                     ------                       ------
Weighted average Common Stock and Common
  Stock equivalents outstanding                                       9,854                        9,846
                                                                     ------                       ------
Primary earnings (loss) per share                                    ($0.08)                      ($0.13)
                                                                     ======                       ======

Fully Diluted Earnings (Loss) Per
  Common Share:
Net income (loss)                                                     ($820)                     ($1,261)
                                                                     ------                       ------
Weighted average number of shares
  of Common Stock outstanding during
  the period                                                          9,854                        9,846
Additional shares assuming excercise
  of stock options and warrants
  utilizing the treasury stock method                                     -                            -
Additional shares assuming conversion
  of convertible subordinated notes                                       -                            -
                                                                     ------                       ------
Weighted average Common Stock and Common
  Stock equivalents outstanding                                       9,854                        9,846
                                                                     ------                       ------
Fully diluted earnings (loss) per share                              ($0.08)                      ($0.13)
                                                                     ======                       ======
