Form 10-Q
period 1996-06-30
SURGICAL LASER TECHNOLOGIES INC /DE/
filed 1996-08-19
CIK 854099

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
  (Mark One)
      [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR  15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996
                                       OR

      [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from _________ to

                         Commission file number: 0-17919

                        SURGICAL LASER TECHNOLOGIES, INC.
               --------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  Delaware                             31-1093148
      -------------------------------               ----------------
      (State or other jurisdiction of               (I.R.S. Employer
       incorporation or organization)              Identification No.)

                               147 Keystone Drive
                           Montgomeryville, PA 18936
               --------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                (215) 619-3600
               --------------------------------------------------
              (Registrant's telephone number, including area code)

                       200 Cresson Boulevard, P.O. Box 880
                                Oaks, PA 19456
               --------------------------------------------------
         (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days
     Yes   X    No
          ---

     On August 12, 1996, the registrant had outstanding 9,866,607 shares of Common Stock, $.01 par value.

                               Page 1 of 135 Pages
                           Exhibit Index is on Page 14

                        SURGICAL LASER TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

                                      INDEX

                                                                            PAGE
                                                                            ----
PART I. FINANCIAL INFORMATION:

     ITEM 1. Financial Statements:

     a.   Condensed Consolidated Balance Sheets,
          June 30, 1996 (unaudited) and December 31, 1995                     3

     b.   Condensed Consolidated Statements of Operations
          (unaudited) for the quarters ended June 30, 1996
               and July 2, 1995                                               4

     c.   Condensed Consolidated Statements of Operations
          (unaudited) for the six months ended June 30, 1996
               and July 2, 1995                                               5

     d.   Condensed Consolidated Statements of Cash Flows
          (unaudited) for the six months ended June 30, 1996
               and July 2, 1995                                               6

     e.   Notes to Condensed Consolidated Financial
               Statements (unaudited)                                         7

     ITEM 2. Management's Discussion and Analysis of
             Financial Condition and Results of Operations                    9

PART II. OTHER INFORMATION:

     ITEM 1. Legal Proceedings                                               12

     ITEM 6. Exhibits and Reports on Form 8-K                                12

     SIGNATURES                                                              13

     EXHIBITS                                                                14



                               Page 2 of 135 Pages

                         PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements

                       SURGICAL LASER TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except par value)

                                                         Jun. 30,     Dec. 31,
                                                           1996         1995
                                                           ----         ----
                                                        (Unaudited)
ASSETS
Current Assets:
 Cash and cash equivalents                                $ 7,756      $  4,903
   (including restricted amounts of $100)
 Short-term investments                                         0         3,244
 Accounts receivable, net of allowance for doubtful
   accounts of $118                                         2,605         3,225
 Inventories                                                3,455         3,866
 Other                                                        272           194
                                                          -------       -------

   Total current assets                                    14,088        15,432

Property and equipment, net                                 7,841         8,250
Other assets                                                1,261         1,139
                                                          -------       -------

   Total Assets                                           $23,190       $24,821
                                                          =======       =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Current portion of long-term debt                        $   217       $   212
 Accounts payable                                             706           467
 Accrued liabilities                                        2,159         2,163
                                                          -------       -------

   Total current liabilities                                3,082         2,842
                                                          -------       -------
Long-term debt                                              6,165         6,289

Stockholders' equity:
 Common stock, $.01 par value, 30,000 shares authorized,
  9,855 shares and 9,854 shares issued and outstanding         99            99
 Additional paid-in capital                                32,601        32,588
 Accumulated deficit                                      (18,757)      (16,997)
                                                          -------       -------

   Total stockholders' equity                              13,943        15,690
                                                          -------       -------

   Total Liabilities and Stockholders' Equity             $23,190       $24,821
                                                          =======       =======

The accompanying notes are an integral part of these statements.


                               Page 3 of 135 Pages

                       SURGICAL LASER TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                     (In thousands, except per share data)

                                                          For the Quarter Ended:
                                                          ----------------------
                                                          Jun, 30,       Jul. 2,
                                                            1996          1995
                                                          --------      --------

Net sales                                                 $2,784         $3,806
Cost of sales                                                929          1,642
                                                          --------      --------
Gross profit                                               1,855          2,164
                                                          --------      --------

Operating expenses:                                        2,321          2,671
 Selling, general and adminitrative                          374            668
 Product development                                           0            390
                                                          --------      --------
 Non-recurring charges (credits)                           2,695          3,729
                                                          --------      --------

Operating income (loss)                                     (840)        (1,565)

Interest expense                                             140            151
Interest income                                              (85)           (33)
Other income                                                 (15)             0
Equity in (earnings) loss of joint venture                    61              1
                                                          --------      --------

Income (loss) before income taxes                           (941)        (1,684)

Provision for income taxes                                    -              -
                                                          --------      --------

Net income (loss)                                          ($941)       ($1,684)
                                                          ========      ========


Net income (loss) per share                               ($0.10)        ($0.17)
                                                          ========      ========

Shares used in calculating net income (loss) per share     9,855          9,850
                                                          ========      ========


The accompanying notes are an integral part of these statements.


                               Page 4 of 135 Pages

                       SURGICAL LASER TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                     (In thousands, except per share data)

                                                       For the Six Months Ended:
                                                       -------------------------
                                                          Jun, 30,       Jul. 2,
                                                            1996          1995
                                                          --------      --------

Net sales                                                 $5,549         $7,973
Cost of sales                                              1,979          3,306
                                                          --------      --------
Gross profit                                               3,570          4,667
                                                          --------      --------

Operating expenses:                                        4,339          5,636
 Selling, general and administrative                         810          1,351
 Product development                                           0            390
                                                          --------      --------
 Non-recurring charges (credits)                           5,149          7,377
                                                          --------      --------

Operating income (loss)                                   (1,579)        (2,710)

Interest expense                                             284            312
Interest income                                             (191)           (71)
Other income                                                 (15)             0
Equity in (earnings) loss of joint venture                   104             (6)
                                                          --------      --------

Income (loss) before income taxes                         (1,761)        (2,945)

Provision for income taxes                                     0              0
                                                          --------      --------

Net income (loss)                                        ($1,761)       ($2,945)
                                                          ========      ========


Net income (loss) per share                               ($0.18)        ($0.30)
                                                          ========      ========

Shares used in calculating net income (loss) per share     9,854          9,848
                                                          ========      ========


The accompanying notes are an integral part of these statements.


                               Page 5 of 135 Pages

                       SURGICAL LASER TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (In thousands)

                                                      For the Six  Months Ended:
                                                      -------------------------
                                                         Jun. 30,     Jul. 2,
                                                           1996         1995
                                                         --------     --------
Cash Flows From Operating Activities:
Net income (loss)                                        ($1,761)     ($2,945)
 Adjustments to reconcile net income (loss) to net
  cash provided by (used in) operating activities:
   Equity in (earnings) loss of joint venture                104           (6)
   Depreciation and Amortization                             466          921
   Imputed interest                                           (9)         (10)
   Non-recurring charges (credits)                             0          390
   Decrease (increase) in assets:
    Accounts receivable                                      621          816
    Inventories                                              431         (609)
    Other current assets                                     (79)        (173)
    Other assets                                               6            1
  Increase (decrease) in liabilities:
    Accounts payable                                         241          341
    Accrued liabilities                                        4         (107)
                                                         --------     --------
Net cash provided by (used in) operating activities           24       (1,381)
                                                         --------     --------
Cash Flows From Investing Activities:
 Sale (purchase) short term investments                    3,244          --
 Investment in joint venture                                (200)        (150)
 Sale (purchase property and equipment                       (66)        (255)
 Patent costs                                                (44)        (119)
                                                         --------     --------
Net cash provided by (used in) investing activities        2,934         (524)
                                                         --------     --------
Cash Flows From Financing Activities:
 Payments on long-term debt                                 (105)        (222)
                                                         --------     --------
Net cash used in financing activities                       (105)        (222)

Net increase (decrease) in cash and cash equivalents       2,853       (2,127)

Cash and Cash Equivalents, Beginning of Period             4,903        4,143
                                                         --------     --------
Cash and Cash Equivalents, End of Period                  $7,756       $2,016
                                                         ========     ========

The accompanying notes are an integral part of these statements.


                               Page 6 of 135 Pages

                        SURGICAL LASER TECHNOLOGIES, INC.
                               AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Summary Financial Information and Results of Operations:

In the opinion of Surgical Laser Technologies, Inc. and Subsidiaries (the "Company" ), the accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles and with the regulations of the Securities and Exchange Commission and contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of June 30, 1996, the results of operations for the quarters and six months ended June 30, 1996 and July 2, 1995 and cash flows for the six months ended June 30, 1996 and July 2, 1995.

     Interim Financial Information:

While the Company believes that the disclosures presented are adequate to prevent misleading information, it is suggested that the unaudited condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes included in the Company's Form 10-K report for the fiscal year ended December 31, 1995, as filed with the Securities and Exchange Commission. Interim results for the quarter and six months ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year.

2. Supplemental Cash Flow Information:

Income taxes paid for the six months ended June 30, 1996 were $15,200, primarily representing federal alternative minimum taxes. There were no income taxes paid for the six months ended July 2, 1995. Interest paid for the six months ended June 30, 1996 and July 2, 1995 was $283,000 and $312,000, respectively.

The following noncash investing and financing activities took place:

During the first half of 1995, the Company issued additional notes of $342,000 in connection with the financing of certain patent litigation. These notes, like others issued later in the year, were completely repaid following the settlement in December 1995 of the patent litigation with Sharplan Lasers, Inc. and its parent, Laser Industries Ltd. For the six months ended June 30, 1996 and July 2, 1995, $13,000 and $49,000 respectively, of the 8% convertible subordinated notes were converted at the request of the noteholders into common stock at a conversion price of $4.50 per share.


                               Page 7 of 135 Pages

3. Net Loss Per Share:

Net loss per share has been computed using the weighted average number of common shares outstanding during each period. Common share equivalents have not been considered as they are anti-dilutive.

4. Bank Borrowings:

At June 30, 1996, the Company had a $2.75 million line of credit agreement with a bank, which included a $750,000 sub-line for letters of credit. Under its sub-line, the Company issued a letter of credit in the amount of $576,000 in favor of the Montgomery County Industrial Development Corporation (MCIDC) under the terms of the Mortgage and Security Agreement, and one other minor trade letter of credit. There were no other borrowings under the line at June 30, 1996. Borrowings on the line are secured by the Company's accounts receivable and inventories and bear interest at the bank's prime rate plus 1/2%. The Company's line of credit agreement prohibits the declaration or payment of any dividends or distributions on any capital stock at any time there are outstanding obligations to the bank without the prior written consent of the bank. The line is subject to the Company maintaining certain financial covenants, as defined. The Company expects that its bank will renew its line of credit facility, including the sub-line for letters of credit at August 30, 1996.

5. Income Taxes:

No income tax provision was made for the first six months of 1996 or 1995 due to the losses incurred.

6. Segment and Geographic Data:

The Company is engaged in one business segment: the design, development, manufacture and marketing of laser products for medical applications. The Company's customers are primarily hospitals and medical centers. Foreign sales represented 24% of sales in the first six months of 1996, as compared to 22% in the same period in 1995. Sales to the Company's joint venture (see Note 7) were 2% and 10% of net sales in the first six months of 1996 and 1995, respectively.


                               Page 8 of 135 Pages

7. Investment in MEDIQ PRN/SLT:

The Company is a 50% owner of MEDIQ PRN/SLT, a joint venture formed in the third quarter of 1993 to provide rentals of lasers and related equipment to hospitals and other health care providers. The investment in MEDIQ PRN/SLT is accounted for using the equity method and is included in other assets. Sales to MEDIQ PRN/SLT are recorded at an arm's-length price. Under the equity method, 50% of the gross profit from the sales to the joint venture is deferred and amortized to income as the related asset is used by the joint venture. The Company's sales to the joint venture were $137,000 and $801,000 for the six months ended June 30, 1996 and July 2, 1995, respectively. Accounts receivable from sales to MEDIQ PRN/SLT at June 30, 1996 were $27,000.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     Net sales for the quarter ended June 30, 1996 of $2,784,000 increased $19,000 over the first quarter of 1996. Compared to the second quarter of 1995, net sales decreased $1,022,000 or 27%. For the six months ended June 30, 1996, net sales were $5,549,000 compared to $7,973,000 in the first six months of 1995, a decrease of $2,424,000, or 30%. Net sales of Nd:YAG laser systems were flat with the first quarter of 1996 and decreased 21% and 36% from the second quarter and first six months of 1995, respectively. Net sales of delivery systems increased slightly over the first quarter of 1996 and declined by 28% in the second quarter and 29% in the first six months, from the comparable periods in 1995.

     The market for capital purchases by hospitals continued to be weak in the first half of 1996, as expected. In addition, delivery system sales volumes were negatively affected by the lower capital sales as well as by drug and electrosurgical alternatives in the urologic market. The Company believes that its recently introduced urologic probe, called the VaporMax(tm), and a new delivery system line of products, called SLT Select(tm), for use on other manufacturers' laser systems, have both contributed to stemming the erosion that the Company had been experiencing in its disposable line of products due to the negative market factors.

     Principally due to the lower volumes of sales, gross profits for the quarter ended June 30,1996 of $1,855,000 decreased $309,000 or 14% from the second quarter of 1995, while gross profits for the first six months of 1996 of $3,570,000 decreased $1,097,000, or 24% from the first six months of 1995. As a percentage of net sales, gross profit increased to 64% for the first six months of 1996 from 59% in the comparable period of 1995, due primarily to cost reduction measures taken in the second half of 1995 to reduce manufacturing overhead.

                               Page 9 of 135 Pages

     Due to the lower level of sales which were being experienced during 1995 and which were expected to continue into 1996, the Company took actions at the end of the second quarter of 1995 to bring its expenditure levels more in line with sales levels being experienced. The actions included a significant reduction in the Company's workforce enacted in July 1995. In addition, as part of its cost reduction plan, the Company has sublet its office and research/training facility. The sublease is part of an overall plan to consolidate the Company's operations into one office/research and manufacturing facility in Montgomeryville, Pa, the net effect of which will reduce cash outlays for facilities by an amount in excess of $700,000 per year. In July 1996, the Company relocated its administrative/sales and marketing operations into its new facility and relocated its research operations into its existing manufacturing and warehouse facility. The consolidation plan is expected to be completed by January 1997, at which time the relocation of the research and manufacturing operations to the new facility is expected to be accomplished.

     Operating expenses were $2,695,000 for the second quarter of 1996 compared to $3,729,000 in the second quarter of 1995. The second quarter of 1995 operating expenses included a non-recurring charge of $390,000 for severance and related costs associated with a workforce reduction. For the first six months of 1996, operating expenses were $5,149,000 compared to $7,377,000 for the first six months of 1995, which included the same non-recurring charge of $390,000.

     Product development expenses of $374,000 in the second quarter of 1996 and $810,000 in the first six months of 1996 decreased by $294,000 or 44%, and $541,000 or 40%, respectively, from the comparable periods in 1995. The decrease was due mainly to lower consulting costs resulting from the expiration in June 1995 of the one-year consulting arrangement with the principals of Advanced Laser Systems Technology as well as to lower personnel related charges.

     Excluding the above-mentioned non-recurring charge in 1995, selling, general and administrative expenses were $2,321,000 in the second quarter of 1996, a decrease of $350,000 or 13% from the comparable prior year period. In the first six months of 1996, selling, general and administrative expenses were $4,339,000 compared to $5,636,000 in the first six months of 1995, a decrease of $1,297,000. The above-mentioned cost reductions taken at the end of the second quarter of 1995 accounted for the majority of the reduced spending levels in both comparable periods. In addition, the first six month period of 1995 included a charge of $200,000 incurred in connection with a proposed business combination transaction for which there are no corresponding expenses in the comparable 1996 period.

     Net interest expense was $55,000 in the second quarter of 1996 and $93,000 in the first six months of 1996, a decrease of $63,000 and $148,000, respectively, from the comparable periods in 1995. The reduction was primarily attributable to higher interest income earned in the 1996 period due to the substantially higher cash position.


                               Page 10 of 135 Pages

Liquidity and Capital Resources

     The Company had cash, cash equivalents and short-term investments of $7,756,000 at June 30, 1996, of which $100,000 was restricted. In addition, the Company currently has a $2.75 million credit facility with its bank. The facility includes a sub-line for letters of credit of $750,000. Other than for the letter of credit issued in the amount of $576,000 in favor of the Montgomery County Industrial Development Corporation ("MCIDC") as a condition of the Mortgage and Security Agreement with MCIDC, and one other minor trade letter of credit, there were no borrowings outstanding under the line of credit. Borrowings under the line are secured by the Company's accounts receivable and inventories . The line is subject to the Company maintaining certain financial covenants, as defined. The expiration of the line of credit has been extended to August 30, 1996, at which time the line is expected to be renewed.

     Net cash provided from operating activities was $24,000 for the first six months of 1996 compared to cash used in operating activities of $1,381,000 in the comparable period in 1995. The comparable increase in cash provided by operating activities was due mainly to the reduction in the net loss incurred coupled with a reduction in inventories.

     Net cash provided by investing activities was $2,934,000 in the first six months of 1996 compared to cash used in investing activities of $524,000 in the first six months of 1995. The increase was due principally to the maturity of certain short-term investments in the first quarter of 1996, amounting to $3,244,000.

     Net cash used in financing activities was $105,000 and $222,000 in the first six months of 1996 and 1995, respectively.

     Management anticipates capital expenditures of approximately $300,000 in 1996 of which $66,000 was spent in the first six months. The capital expenditures are primarily for manufacturing and research and development needs, sales demonstration lasers and leasehold improvements. The Company is contractually committed to spend approximately $75,000 of the balance of its estimated capital expenditures on leasehold improvements in its new facility. The Company is not contractually committed to spend the balance of its estimated capital expenditures. Management believes that its current cash position and cash provided by operations will be sufficient for these expenditures.

     Management believes that inflation has not had a material effect on operations.


                               Page 11 of 135 Pages

                           PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

For information regarding certain pending lawsuits, reference is made to the Company's Form 10-K, Item 3, for the fiscal year ended December 31, 1995, and to the Company's Form 10-Q for the quarter ended March 31,1996, as filed with the Securities and Exchange Commission, which are incorporated herein by reference.

Trimedyne. On July 3, 1996, the United States District Court for the Central District of California granted the Company's Motion for Partial Summary Judgment that its products do not infringe U.S. Patent No. 5,380,317, held by Trimedyne, Inc. and Royice Everett M.D. The Court had previously ruled that the Company's products did not infringe the 4,646,737 and 4,773,413 hot metal tip patents held by Trimedyne. On July 11, 1996 the Court entered a final judgment in favor of the Company, ruling that none of its products infringed Trimedyne's patents and dismissing Trimedyne's Complaint. Trimedyne filed a motion for the Court to reconsider its judgment. On August 7, 1996, the Court denied Trimedyne's motion. It is not known whether Trimedyne will appeal.

ITEM 6. Exhibits and Reports on Form 8-K

     a. Exhibits:   Exhibit 10.48 - Sublease Agreement dated March 21,
                      1996 by Registrant, SLT Properties, Inc. and
                      Suburban Cable TV Co. Inc.

                    Exhibit 10.49 - Letter agreement dated June 14,
                      1996 by Registrant, SLT Properties, Inc. and
                      Suburban Cable TV Co. Inc.

                    Exhibit 10.50 - Subordination, Non-Disturbance and
                      Attornment Agreement dated April 30, 1996 and delivered May 13, 1996 by Registrant, SLT
                      Properties, Inc., Suburban Cable TV Co.Inc., and American United Life Insurance Company.

                    Exhibit 10.51 - Lease Agreement dated May 29, 1996
                      by Nappen & Associates and Registrant

                    Exhibit 11 - Computation of Earnings Per Share

                    Exhibit 27 - Financial Data Disclosure

      b. Reports on Form 8-K: none

                               Page 12 of 135 Pages

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            SURGICAL LASER TECHNOLOGIES, INC.


Date: August 14, 1996                    By    /s/ Michael R. Stewart
                                            -------------------------
                                            Michael R. Stewart
                                            Vice President, Finance and
                                            Chief Financial Officer

                                            Signing on behalf of the registrant
                                            and as principal financial officer


                               Page 13 of 135 Pages

                                  EXHIBIT INDEX






Exhibit Number        Description of Exhibit                                Page
- --------------        ----------------------                                ----

10.48                 Sublease Agreement dated March 21, 1996
                      by Registrant, SLT Properties, Inc.
                      and Suburban Cable TV Co. Inc.                          15

10.49                 Letter agreement dated June 14, 1996 by Registrant,
                      SLT Properties, Inc and Suburban Cable TV Co. Inc.      84

10.50                 Subordination, Non-Disturbance and Attornment
                      Agreement dated April 30, 1996 and delivered
                      May 13, 1996 by Registrant, SLT Properties, Inc.,
                      Suburban Cable TV Co. Inc., and
                      American United Life Insurance Company.                 89

10.51                 Lease Agreement dated May 29, 1996
                      by Nappen & Associates and Registrant.                  97

11                    Computation of Earnings Per Share                      134

27                    Financial Data Disclosure                              135


                               Page 14 of 135 Pages