Form 10-K/A
period 1995-12-31
SURGICAL LASER TECHNOLOGIES INC /DE/
filed 1996-08-28
CIK 854099

FORM 10-K/A

                                 Amendment No.1

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

Commission File Number 0-17919

                        Surgical Laser Technologies, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                           31-1093148
- -------------------------------                         ----------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization                          Identification No.)


  147 Keystone Drive, Montgomeryville, PA                     18936
- ---------------------------------------------               ----------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code:  (215) 619-3600

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

                    DOCUMENTS INCORPORATED BY REFERENCE: None

                                     PART I


Item 1.  Business.

     (a) GENERAL DEVELOPMENT OF BUSINESS.

     Surgical Laser Technologies, Inc. ("SLT" or the "Registrant") was incorporated in December 1983 under the laws of the State of Delaware. Registrant's principal offices are located at 147 Keystone Drive, Montgomeryville, Pennsylvania 18936, and its telephone number is (215) 619-3600.

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

     In August 1995, Registrant modified its vendor relationship with Tenet Healthcare to encourage Tenet to proceed with special programs in urology, ENT and thoracoscopy. Significant progress in Tenet's programs continues to be made in the areas of urology and ENT, and similar progress was being made for thoracoscopic laser bullectomy until the Health Care Financing Administration declared, in December 1995, a moratorium on reimbursement for bullectomies, whether utilizing lasers or other modalities. The moratorium is expected to continue until HCFA has gathered sufficient data on the procedure and determined that reimbursement is warranted, at which time Registrant would expect that Tenet would resume its progress in this area.

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

     On October 5, 1993, the court issued an order denying defendants' motions for judgment and a new trial and wrote a 23-page opinion in support of the order. Appeals by Registrant and Sharplan and Laser Industries were filed with the Court of Appeals for the Federal Circuit. Registrant appealed a 1991 grant of summary judgment in favor of Sharplan by the United States District Court in the District of New Jersey on the grounds that Sharplan's sapphire conical probe tips did not infringe Registrant's patent because, in the court's view, the patent in question covered all optically transmissive materials except sapphire. Notwithstanding such grant of summary judgment, the jury was given the opportunity to find, and did find, that Sharplan's sapphire conical probe tips infringed both the patent in question and another of Registrant's patents covering probe tip coatings. On August 22, 1994, the Court of Appeals affirmed the Eastern District finding that Sharplan and Laser Industries had willfully infringed Registrant's patents. As Registrant had anticipated, the Court of Appeals also reversed as clearly erroneous the New Jersey district court's grant of summary judgment on Sharplan's sapphire conical probe tips.

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

         A settlement was reached in September 1994 on almost all of the issues in the patent infringement action which Registrant had brought in the United States District Court for the Eastern District of Pennsylvania against Surgimedics/ESP and Heraeus and consolidated with a similar patent infringement action brought by Registrant in 1991 in the same court against Laserscope, and also in the action which Surgimedics/ESP brought on October 20, 1993 against Registrant in the United States District Court for the Southern District of Texas.

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

                                                          1995              1994             1993           1992            1991
                                                          ----              ----             ----           ----            ----
                                                                            (In thousands, except per share)
Statement of Operations Data:
Net sales                                              $14,839           $21,508          $18,237        $21,736         $28,712
Gross profit                                             8,702            13,494           11,053         13,687          17,332
  Percentage of sales                                     58.6%             62.7%            60.6%          63.0%           60.4%

Selling, general and administrative expenses            10,047            10,768           10,444         14,886          17,262
Product development expenses                             2,143             2,068            2,485          2,764           2,875
Non-recurring charges (credits)                          1,915 (1)          (892)(1)          397 (1)      2,750 (3)       1,215 (4)
Net gain on settlement of litigation                    (5,926)(2)             -                -              -               -
Operating income (loss)                                    523             1,532           (2,273)        (6,713)         (4,020)
Net income (loss)                                          (58)              913           (2,935)        (7,248)         (3,972)
Net income (loss) per share                             ($0.01)            $0.10           ($0.33)        ($0.81)         ($0.44)
Shares used in calculation of net income
  (loss) per share                                       9,851             9,309            9,011          8,982           8,936

Balance Sheet Data:
Cash, cash equivalents and
  short-term investments                                $8,147            $4,143           $2,866         $2,918         $10,611
Short-term bank borrowings                                   -                 -                -              -           3,500
- ------------------------------------------------------------------------------------------------------------------------------------
Cash position, net of short-term borrowings              8,147             4,143            2,866          2,918           7,111
- ------------------------------------------------------------------------------------------------------------------------------------

Accounts receivable, net                                 3,225             4,468            3,404          2,896           4,092
Inventories                                              3,866             4,725            4,626          6,287           6,951
Total assets                                            24,821            26,454           25,079         27,312          37,930
Long-term debt                                           4,503             4,719            5,054          5,117           5,681
Convertible subordinated debentures                      1,786             1,848            2,165          2,250               -
Stockholders' equity                                   $15,690           $15,685          $12,420        $15,207         $22,387

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

Non-Recurring Charges (Credits)

         In 1995, SLT recorded non-recurring charges of $1,915,000 representing fourth quarter charges of $828,000 for the write-down of certain sharpened fiber inventories; $697,000 for the write-off of certain intangible assets acquired in the 1990 technology acquisition from ALST; and a second quarter charge of $390,000 for severance and other costs incurred in connection with a workforce reduction. The write-down of certain inventories in the fourth quarter was primarily predicated on changes in the market for certain sharpened fiber product offerings. Competitive information gained during this period indicated that the size of the market was smaller than had been anticipated, lowering SLT's expectations for future sales of these products. The write-off of certain intangible assets acquired in the 1990 technology acquisition from ALST resulted from the release in October 1995 of ALST and principals thereof from certain provisions of the original 1990 agreements.

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

  New Accounting Pronouncements
In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to be Disposed Of." SFAS No. 121 establishes accounting standards for the impairment of long lived assets, certain identifiable intangibles and goodwill. SLT is required to adopt SFAS No. 121 effective January 1, 1996. SFAS No. 121 is not expected to have a material effect on SLT's financial condition or results of operations.

In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation," which will be adopted by SLT in 1996 as required by this statement. SLT has elected to continue to measure such compensation expense using the method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issue to Employees," as permitted by SFAS No. 123. When adopted, SFAS No. 123 will not have any effect on SLT's financial position or results of operations but will require SLT to provide expanded disclosure regarding its stock-based employee compensation plans.

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

Note 7
Short-Term Borrowings:

At December 31, 1995 and January 1, 1995, SLT had a $2,750,000 line of credit with its bank. The line of credit provides for a $750,000 sub-line for letters of credit. Under its sub-line, SLT issued a letter of credit amounting to $576,000 at December 31, 1995, which replaced the letter of credit issued in 1994 of $629,000, in favor of Montgomery County Industrial Development Corporation ("MCIDC") under the terms of the Mortgage and Security Agreement. Additionally, in 1995, SLT issued one minor trade letter of credit. Other than for the letters of credit, there were no other borrowings on the line at any time during 1995 and 1994. Borrowings on the line are secured by SLT's accounts receivable and inventories and bear interest at the bank's prime rate plus 1/2%. Borrowings on the line are subject to certain covenants as defined, with which SLT was in compliance at December 31, 1995 and January 1, 1995. This credit facility expires on June 30, 1996.

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


Note 11
Non-recurring Items:

In 1995, SLT recorded non-recurring special charges of $1,915,000 which included an $828,000 write-down of certain sharpened fiber inventories, a $697,000 write-off of certain intangible assets acquired in the 1990 technology acquisition from ALST (see Note 6) and $390,000 for severance and other costs associated with a workforce reduction. The write-down of certain inventories in the fourth quarter was primarily predicated on changes in the market for certain sharpened fiber product offerings. Competitive information gained during this period indicated that the size of the market was smaller than had been anticipated, lowering SLT's expectations for future sales of these products. The write-off of certain intangible assets acquired in the 1990 technology acquisition from ALST resulted from the release in October 1995 of ALST and principals thereof from certain provisions of the original 1990 agreements.

In 1994, SLT recorded a net benefit of $838,000 which is the net effect of the settlement of a lawsuit with ALST and principals thereof (see Note 6) partially offset by a separate legal settlement with a former distributor. As part of the settlement with ALST and principals thereof, payments due to ALST from SLT under the original 1990 agreements were offset against amounts due in settlement of such lawsuit, resulting in a benefit of $966,000. In the same period, SLT settled a lawsuit with a former distributor for a total charge to SLT of $250,000, of which all but $128,000, including $54,000 of interest expense, had previously been accrued by SLT. The net benefit is reflected in the statement of operations as a non-recurring credit to operating expenses of $892,000 and interest expense of $54,000.

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


Income tax expense consists of the following:

                                                   1995    1994     1993
                                                   ----    ----     ----
                                                      (In thousands)
Federal including alternative minimum tax
   Current                                         $25     $--      $ --
   Deferred                                         --      --        --

State
   Current                                          25      26        --
   Deferred                                         --      --        --
                                                   $50     $26      $ --
                                                   ===     ===      =====

SLT has no income that is subject to foreign taxes. A reconciliation of the effective tax rate with the federal statutory tax rate is as follows:

                                                  1995        1994        1993
                                                  ----        ----        ----
                                                         (In thousands)
Expected federal tax expense (benefit)
   at 34% rate                                   $ (20)     $  311       $(998)
Net effect of operating loss
   carryforwards at federal rate                    --        (311)         --
Unbenefitted losses at federal rate                 20          --         998
State income tax, net of federal benefit            25          26          --
Alternative federal minimum tax                     25          --          --
                                                 -----       ------      ------
                                                 $  50       $  26       $  --
                                                 =====       ======      ======

As of December 31, 1995, SLT had approximately $19,580,000 of federal net operating loss carryforwards, which begin to expire in 2001. Included in the aggregate net operating loss carryforward is $6,698,000 of tax deductions related to equity transactions, the benefit of which will be credited to stockholders' equity, if and when realized. In addition, SLT had approximately $711,000 of federal tax credit carryforwards which begin to expire in 1998. Net deductible temporary differences were approximately $2,045,000 at December 31, 1995. The balance of the deferred tax asset as of the beginning of 1993 was $7,293,000, comprised of: $5,463,000 ascribed to operating loss carryforwards; $1,623,000 ascribed to temporary differences; $316,000 ascribed to tax credit carryforwards and $(109,000) ascribed to expected credits from alternative minimum tax payments. Offsetting the beginning balance was a commensurate valuation allowance. The ending balances of the deferred tax asset have also been fully reserved, reflecting the uncertainties as to realizability evidenced by SLT's historical results and the general market conditions currently being experienced.

The changes in the deferred tax asset are as follows:

                                                    1995         1994        1993
                                                    ----         ----        ----
                                                           (In thousands)

Beginning balance, gross                          $ 8,056      $ 8,529      $ 7,293
Net changes due to:
   Operating loss carryforwards, valued at 35%       (193)         338        1,255
   Temporary differences, valued at 40%               378         (866)        (317)
   Tax credit carryforwards                            32           55           98
   Alternative minimum tax credit                     (25)        --           --
                                                  -------      -------      -------
Ending balance, gross                               8,248        8,056        8,529
Less: valuation allowance                           8,248        8,056        8,529
                                                  -------      -------      -------
Ending balance, net                               $     0      $     0      $     0
                                                  =======      =======      =======



The average Federal and state income tax rate (net of federal benefit) used to value operating loss carryforwards is 35%, due principally to more stringent usage requirements for loss carryforwards in the Commonwealth of Pennsylvania.


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
                      =================   ==================    ================


Note 16
Commitments and Contingencies:


As of December 31, 1995, SLT was a defendant in several pending lawsuits for which management believes SLT has meritorious defenses. SLT therefore has not made any accrual for the ultimate resolution of these lawsuits. Based on its defenses in these actions, SLT firmly believes that neither Trimedyne nor Norio Daikuzuno, the plaintiffs in the two material lawsuits pending against SLT, will prevail, although no assurance can be given that SLT will not sustain an unfavorable outcome. If SLT does not prevail, SLT cannot now provide any reliable measure of its prospective loss.

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

          10.7 Collaboration and Assignment Agreement dated as of March 7, 1995 among Registrant, Daniel M. Schuman, M.D. and The AMERICA Charitable Fund.

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

          10.14 Acquisition Agreement dated September 14, 1990 between SLT Properties, Inc. and Montgomery County Industrial Development Corporation, incorporated by reference to
                    Exhibit 10.15 filed with Registrant's 1990 Form 10-K.

          10.15 Amended and Restated Loan Agreement dated December 1, 1992 among Registrant, Meridian Bank, SLT Properties, Inc., SLT Technology, Inc., Diversified Properties-Equity Group, Inc. and Surgical Laser Technologies Development, Inc., incorporated by reference to Exhibit 10.20 filed with Registrant's 1992 Form 10-K; as amended pursuant to a First Amendment thereto dated July 26, 1993, incorporated by reference to Exhibit 10.15 filed with Registrant's 1993 Form 10-K; as amended pursuant to a Second Amendment thereto dated January 19, 1995, incorporated by reference to Exhibit 10.15 filed with Registrant's Annual Report on Form 10-K for the fiscal year ended January 1, 1995 filed on April 3, 1995 (the "1994 Form 10-K"); as amended pursuant to a Third Amendment thereto dated December 20, 1995 and as amended pursuant to a Letter Agreement accepted March 14, 1996, incorporated by reference to Exhibit
                    10.15 filed with Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 filed on April 1, 1996 (the "1995 Form 10-K").

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

          10.47     $629,430.53 Standby Letter of Credit dated as of
                    January 1, 1995 issued by Meridian Bank to the Montgomery County Industrial Development Corporation for the account of Registrant, incorporated by reference to Exhibit 10.47 filed with Registrant's 1994 Form 10-K, as amended by an Amendment dated December 22, 1995 reducing the amount of the Letter of Credit to $575,607, incorporated by reference to Exhibit
                    10.47 filed with Registrant's 1995 Form 10-K.

          21        Subsidiaries of Registrant, incorporated by reference to
                    Exhibit 22 filed with Registrant's 1993 Form 10-K.

          23        Consents of Arthur Andersen LLP.

          27        Financial Data Schedule, incorporated by reference to
                    Exhibit 27 filed with Registrant's 1995 Form 10-K.


* This exhibit represents a management contract or compensatory plan or arrangement.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     SURGICAL LASER TECHNOLOGIES, INC.

Dated:  August 28, 1996             By: /s/ Michael R. Stewart
                                        --------------------------
                                          Michael R. Stewart,
                                          Vice President and Chief Financial
                                          Officer

                                  EXHIBIT INDEX

                    (Pursuant to Item 601 of Regulation S-K)


Exhibit No.                  Exhibit




  10.7 Collaboration and Assignment Agreement dated as of March 7, 1995 among Registrant, Daniel M. Schuman, M.D. and The AMERICA Charitable Fund.

   23      Consents of Arthur Andersen LLP