Form 10-Q
period 1996-09-30
SURGICAL LASER TECHNOLOGIES INC /DE/
filed 1996-11-15
CIK 854099

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)
[ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR  15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 29, 1996
                                       OR

[  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ___________ to ____________

                         Commission file number: 0-17919

                        SURGICAL LASER TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)

                 Delaware                                   31-1093148
      -------------------------------                   -------------------
      (State or other jurisdiction of                    (I.R.S. Employer
      incorporation or organization)                    Identification No.)

                               147 Keystone Drive
                            Montgomeryville, PA 18936
                    ----------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (215) 619-3600
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


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

    On November 12, 1996, the registrant had outstanding 9,881,543 shares of
                          Common Stock, $.01 par value.

                                     Page 1
                           Exhibit Index is on Page 13

                        SURGICAL LASER TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

                                      INDEX


                                                                           PAGE
                                                                           ----
PART I.  FINANCIAL INFORMATION:
-------  ----------------------

         ITEM 1.  Financial Statements:

         a.       Condensed Consolidated Balance Sheets,
                  September 29, 1996 (unaudited) and December 31, 1995        3

         b.       Condensed Consolidated Statements of Operations
                  (unaudited) for the quarters ended
                  September 29, 1996 and October 1, 1995                      4

         c.       Condensed Consolidated Statements of Operations
                  (unaudited) for the nine months ended
                  September 29, 1996 and October 1, 1995                      5

         d.       Condensed Consolidated Statements of Cash Flows
                  (unaudited) for the nine months ended
                  September 29, 1996 and October 1, 1995                      6

         e.       Notes to Condensed Consolidated Financial
                  Statements (unaudited)                                      7

         ITEM 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations               9

PART II. OTHER INFORMATION:

         ITEM 1.  Legal Proceedings                                          12
         ITEM 6.  Exhibits and Reports on Form 8-K                           13
         SIGNATURES                                                          14
         EXHIBITS                                                            15

                          PART I. FINANCIAL INFORMATION
ITEM 1.  Financial Statements

                        SURGICAL LASER TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except par value)

                                                                                                            Sep. 29,    Dec. 31,
                                                                                                             1996         1995
                                                                                                           ---------    --------
                                                                                                          (Unaudited)
ASSETS
Current Assets:
 Cash and cash equivalents .............................................................................    $ 5,526     $ 4,903
   (including restricted amounts of $100)
 Short-term investments ................................................................................      1,216       3,244
 Accounts receivable, net of allowance for doubtful
   accounts of $116 and $118 ...........................................................................      2,438       3,225
 Inventories ...........................................................................................      3,576       3,866
 Other .................................................................................................        182         194
                                                                                                             ------      ------

  Total current assets .................................................................................     12,938      15,432

Property and equipment, net ............................................................................      7,486       8,250
Other assets ...........................................................................................      1,207       1,139
                                                                                                             ------      ------

  Total Assets .........................................................................................    $21,631     $24,821
                                                                                                             ======      ======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Current portion of long-term debt .....................................................................    $   222     $   212
 Accounts payable ......................................................................................        851         467
 Accrued liabilities ...................................................................................      2,991       2,163
                                                                                                             ------      ------

  Total current liabilities ............................................................................      4,064       2,842
                                                                                                             ------      ------

Long-term debt .........................................................................................      5,995       6,289

Stockholders' equity:
 Common stock, $.01 par value, 30,000 shares authorized,
  9,882 shares and 9,851 shares issued and outstanding .................................................         99          99
 Additional paid-in capital ............................................................................     32,713      32,588
 Accumulated deficit ...................................................................................    (21,240)    (16,997)
                                                                                                             ------      ------

  Total stockholders' equity ...........................................................................     11,572      15,690
                                                                                                             ------      ------

  Total Liabilities and Stockholders' Equity ...........................................................    $21,631     $24,821
                                                                                                             ======      ======

The accompanying notes are an integral part of these statements

                        SURGICAL LASER TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (In thousands, except per share data)


                                                                                                         For the Quarter Ended:
                                                                                                     -------------------------------
                                                                                                     Sep. 29,               Oct. 1,
                                                                                                       1996                   1995
                                                                                                     -------                --------
Net sales ............................................................................                $2,416                 $3,082
Cost of sales ........................................................................                   840                  1,333
                                                                                                      ------                 ------

Gross profit .........................................................................                 1,576                  1,749
                                                                                                      ------                 ------

Operating expenses:
 Selling, general and administrative .................................................                 2,048                  2,179
 Product development .................................................................                   344                    417
 Non-recurring charges ...............................................................                 1,504                     --
                                                                                                      ------                 ------
                                                                                                       3,896                  2,596
                                                                                                      ------                 ------

Operating income (loss) ..............................................................                (2,320)                  (847)

Interest expense .....................................................................                   140                    160
Interest income ......................................................................                   (95)                   (19)
Other (income) expense ...............................................................                    58                     --
Equity in (earnings) loss of joint venture ...........................................                    60                      8
                                                                                                      ------                 ------

Income (loss) before income taxes ....................................................                (2,483)                  (996)

Provision for income taxes ...........................................................                    --                     --
                                                                                                      ------                 ------

Net income (loss) ....................................................................               ($2,483)               ($  996)
                                                                                                      ======                 ======



Net income (loss) per share ..........................................................               ($ 0.25)               ($ 0.10)
                                                                                                      ======                 ======


Shares used in calculating net income (loss) per share ...............................                 9,872                  9,851
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

                        SURGICAL LASER TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (In thousands, except per share data)

                                                                                                      For the Nine Months Ended:
                                                                                                   --------------------------------
                                                                                                   Sep. 29,                 Oct. 1,
                                                                                                     1996                    1995
                                                                                                   --------                --------
Net sales ..........................................................................                 $7,965                 $11,055
Cost of sales ......................................................................                  2,819                   4,639
                                                                                                     ------                 -------

Gross profit .......................................................................                  5,146                   6,416
                                                                                                     ------                 -------
Operating expenses:
 Selling, general and administrative ...............................................                  6,387                   7,815
 Product development ...............................................................                  1,154                   1,768
 Non-recurring charges .............................................................                  1,504                     390
                                                                                                     ------                 -------
                                                                                                      9,045                   9,973
                                                                                                     ------                 -------

Operating income (loss) ............................................................                 (3,899)                 (3,557)

Interest expense ...................................................................                    424                     471
Interest income ....................................................................                   (286)                    (89)
Other (income) expense .............................................................                     43                      --
Equity in (earnings) loss of joint venture .........................................                    164                       2
                                                                                                     ------                 -------

Income (loss) before income taxes ..................................................                 (4,244)                 (3,941)

Provision for income taxes .........................................................                     --                      --
                                                                                                     ------                 -------

Net income (loss) ..................................................................                ($4,244)                ($3,941)
                                                                                                     ======                  ======


Net income (loss) per share ........................................................                ($ 0.43)                ($ 0.40)
                                                                                                     ======                  ======


Shares used in calculating net income (loss) per share .............................                  9,861                   9,851
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

                        SURGICAL LASER TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (In thousands)

                                                                                                      For the Nine Months Ended:
                                                                                                   --------------------------------
                                                                                                     Sep. 29,                Oct. 1,
                                                                                                       1996                   1995
                                                                                                      ------                 ------
Cash Flows From Operating Activities:
Net income (loss) ....................................................................               ($4,244)               ($3,941)
 Adjustments to reconcile net income (loss) to net cash
  provided by  (used in) operating activities:
   Equity in (earnings) loss of joint venture ........................................                   164                      2
   Depreciation and amortization .....................................................                   696                  1,385
   Imputed interest ..................................................................                   (12)                   (16)
   Non-recurring charges (credits) ...................................................                 1,346                    390
   Decrease (increase) in assets:
    Accounts receivable ..............................................................                   527                  1,377
    Inventories ......................................................................                   326                   (340)
    Other current assets .............................................................                    12                   (110)
    Other assets .....................................................................                     7                    (81)
  Increase (decrease) in liabilities:
    Accounts payable .................................................................                   385                    379
    Accrued liabilities ..............................................................                    40                   (349)
                                                                                                      ------                 ------

Net cash used in operating activities ................................................                  (753)                (1,304)
                                                                                                      ------                 ------

Cash Flows From Investing Activities:
 Sale (purchase) short term investments ...............................................                 2,028                     --
 Investment in joint venture .........................................................                  (200)                  (150)
 Sale (purchase) property and equipment ...............................................                  (236)                 (375)
 Patent costs ........................................................................                   (57)                  (506)
                                                                                                      ------                 ------

Net cash provided by (used in) investing activities ..................................                 1,535                 (1,031)
                                                                                                      ------                 ------

Cash Flows From Financing Activities:
 Payments on long-term debt ..........................................................                  (159)                  (262)
                                                                                                      ------                 ------
Net cash used in financing activities ................................................                  (159)                  (262)

Net increase (decrease) in cash and cash equivalents .................................                   623                 (2,597)

Cash and Cash Equivalents, Beginning of Period .......................................                 4,903                  4,143
                                                                                                      ------                 ------

Cash and Cash Equivalents, End of Period .............................................                $5,526                 $1,546
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


                        SURGICAL LASER TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.   Summary Financial Information and Results of Operations:

In the opinion of Surgical Laser Technologies, Inc. and Subsidiaries (the "Company" ), the accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles and with the regulations of the Securities and Exchange Commission and contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of September 29, 1996, the results of operations for the quarters and nine months ended September 29, 1996 and October 1, 1995 and cash flows for the nine months ended September 29, 1996 and October 1, 1995.

     Interim Financial Information:

While the Company believes that the disclosures presented are adequate to prevent misleading information, it is suggested that the unaudited condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes included in the Company's Form 10-K report for the fiscal year ended December 31, 1995, as filed with the Securities and Exchange Commission. Interim results for the quarter and nine months ended September 29, 1996 are not necessarily indicative of the results to be expected for the full year.

2.   Supplemental Cash Flow Information:

Income taxes paid for the nine months ended September 29, 1996 were $35,000, primarily representing federal alternative minimum taxes. There were no income taxes paid for the nine months ended October 1, 1995. Interest paid for the nine months ended September 29, 1996 and October 1, 1995 was $423,000 and $470,000, respectively.

The following noncash investing and financing activities took place:

In the third quarter of 1995, the Company issued a note of $442,000 which replaced previous notes and incorporated additional patent litigation costs incurred in the third quarter of 1995. This note, and others issued previously, were completely repaid following the settlement in December 1995 of the patent litigation with Sharplan Lasers, Inc. and its parent, Laser Industries Ltd. For the nine months ended September 29, 1996 and October 1, 1995, $126,000 and $50,000 respectively, of the 8% convertible subordinated notes were converted at the request of the noteholders into common stock at a conversion price of $4.50 per share.

3.   Net Loss Per Share:

Net loss per share has been computed using the weighted average number of common shares outstanding during each period. Common share equivalents have not been considered as they are anti-dilutive.

4.   Bank Borrowings:

At September 29, 1996, the Company had a $2.75 million line of credit agreement with a bank, which included a $750,000 sub-line for letters of credit. Under its sub-line, the Company issued a letter of credit in the amount of $576,000 in favor of the Montgomery County Industrial Development Corporation (MCIDC) under the terms of the Mortgage and Security Agreement and one other minor trade letter of credit. There were no other borrowings under the line at September 29, 1996. Borrowings on the line are secured by the Company's accounts receivable and inventories and bear interest at the bank's prime rate plus 1/2%. The line of credit expires on June 30, 1997. The Company's line of credit agreement prohibits the declaration or payment of any dividends or distributions on any capital stock at any time there are outstanding obligations to the bank without the prior written consent of the bank. The line is subject to the Company maintaining certain financial covenants, as defined.


5.   Income Taxes:

No income tax provision was made for the first nine months of 1996 or 1995 due to the losses incurred.

6.   Segment and Geographic Data:

The Company is engaged in one business segment: the design, development, manufacture and marketing of laser products for medical applications. The Company's customers are primarily hospitals and medical centers. Foreign sales represented 24% of sales in the first nine months of 1996, as compared to 22% in the same period in 1995. Sales to the Company's joint venture (see Note 7) were 2% and 8% of net sales in the first nine months of 1996 and 1995, respectively.

7.   Investment in MEDIQ PRN/SLT:

At September 29, 1996, the Company was a 50% owner of Mediq PRN/SLT, a joint venture formed in the third quarter of 1993 to provide rentals of lasers and related equipment to hospitals and other health care providers. The investment in Mediq PRN/SLT is accounted for using the equity method and is included in Other Assets. Sales to Mediq PRN/SLT are recorded at an arm's-length price. Under the equity method, 50% of the gross profit from the sales to the joint venture is deferred and amortized to income as the related asset is used by the joint venture. The Company's sales to the joint venture were $131,000 and $911,000 for the nine months ended September 29, 1996 and October 1, 1995, respectively. Accounts receivable from sales to Mediq PRN/SLT at September 29, 1996 were $18,000. On September 30, 1996, the Company acquired the remaining 50% interest in the joint venture from Mediq PRN. The acquisition will be accounted for as a purchase and the results of operations and assets and liabilities acquired will be reflected in the Company's fourth quarter 1996 results.



ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     Net sales for the quarter ended September 29, 1996 were $2,416,000. Compared to the third quarter of 1995, net sales decreased $666,000, or 22%. For the nine months ended September 29, 1996, net sales were $7,965,000 compared to $11,055,000 for the first nine months of 1995, a decrease of $3,090,000, or 28%. Net sales of Nd:YAG laser systems for the third quarter of 1996 were substantially the same as the third quarter of 1995, while such net sales for the nine months ended September 29, 1996 decreased 27% from the comparable period in 1995. Net sales of delivery systems declined by 26% in the third quarter of 1996 and 28% in the first nine months of 1996, from the respective comparable period in 1995.

     With the continuation of a weak market for capital purchases by hospitals, the Company has taken actions aimed at positioning the Company for increased sales of delivery systems and becoming more efficient in serving its existing base of customers. In the third quarter of 1996, the domestic salesforce was reorganized to focus on more effectively working with the Company's customers to enhance utilization of their lasers and thereby create additional demand for the Company's delivery systems. In addition, at the end of the third quarter of 1996, the Company acquired the remaining fifty percent interest in the Mediq PRN/SLT joint venture rental company. Fourth quarter revenues will include sales from the rental business that previously had been accounted for under the equity method of accounting.

     Principally due to the lower volumes of sales, gross profits for the quarter ended September 29,1996 of $1,576,000 decreased $173,000, or 10%, from the third quarter of 1995, while gross profits for the first nine months of 1996 of $5,146,000 decreased $1,270,000, or 20%, from the comparable nine month period in 1995. As a percentage of net sales, gross profit increased to 65% from 58% in the comparable period of 1995, due primarily to cost reduction measures taken in the second half of 1995 to reduce manufacturing overhead.

     In the third quarter of 1996, the Company recorded a charge for severance and related costs and for the write-off of certain leasehold improvements, amounting to $1,504,000. The charge for severance and related costs was due primarily to changes in and the elimination of executive level positions. The write-off of certain leasehold improvements was a result of the consolidation and relocation of the Company's manufacturing, research and warehouse operations into the Company's newly leased office/research and manufacturing facility in Montgomeryville, PA. In the second quarter of 1995, in response to the lower level of sales that were being experienced during 1995 and expected to continue into 1996, the Company reduced its workforce in an effort to bring expenditure levels more in line with sales levels being experienced. The actions resulted in a charge of $390,000 for severance and related costs.

     Operating expenses, excluding the above-mentioned charges, were $2,392,000 for the third quarter of 1996 compared to $2,596,000 for the third quarter of 1995. For the first nine months of 1996, operating expenses, excluding the above-mentioned charges, were $7,541,000 compared to $9,583,000 for the first nine months of 1995.

     Product development expenses of $344,000 for the third quarter of 1996 and $1,154,000 for the first nine months of 1996 decreased by $73,000, or 18%, and $614,000, or 35%, respectively, from the comparable periods in 1995. The decrease was due mainly to lower consulting costs resulting from the expiration in June 1995 of the one-year consulting arrangement with the principals of Advanced Laser Systems Technology as well as to lower personnel-related charges resulting from the reduction in-force at the end of the second quarter of 1995.

     Excluding the above-mentioned charges, selling, general and administrative expenses were $2,048,000 for the third quarter of 1996, a decrease of $131,000, or 6%, from the comparable prior year period. For the first nine months of 1996, selling, general and administrative expenses were $6,387,000, compared to $7,815,000 in the first nine months of 1995, a decrease of $1,428,000, or 18%. The above-mentioned cost reductions that were taken at the end of the second quarter of 1995 accounted for the majority of the reduced spending levels in both comparable periods. In addition, the first nine months of 1995 included a charge of $200,000 incurred in connection with a proposed business combination transaction for which there were no corresponding expenses in the comparable 1996 period.

     Net interest expense was $45,000 in the third quarter of 1996 and $138,000 in the first nine months of 1996, a decrease of $96,000 and $244,000, respectively, from the comparable periods in 1995. The reduction was primarily attributable to higher interest income earned in the 1996 period due to the substantially higher cash position.

Liquidity and Capital Resources

     The Company had cash, cash equivalents and short-term investments of $6,742,000 at September 29, 1996, of which $100,000 was restricted. In addition, the Company currently has a $2.75 million credit facility with its bank. The facility includes a sub-line for letters of credit of $750,000. Other than for the letter of credit issued in the amount of $576,000 in favor of the Montgomery County Industrial Development Corporation ("MCIDC") as a condition of the Mortgage and Security Agreement with MCIDC and one other minor trade letter of credit, there were no other borrowings outstanding under the line of credit. Borrowings under the line are secured by the Company's accounts receivable and inventories. The line is subject to the Company maintaining certain financial covenants, as defined. The line of credit expires on June 30, 1997.

     Net cash used in operating activities was $754,000 for the first nine months of 1996 compared to net cash used in operating activities of $1,304,000 for the comparable period in 1995. The comparable decrease in net cash used in operating activities was due mainly to the reduction in the net loss before non-recurring charges coupled with a reduction in inventories. The third quarter non-recurring charge of $1,504,000 included non-cash items of $1,346,000.

     Net cash provided by investing activities was $1,535,000 for the first nine months of 1996 compared to net cash used in investing activities of $1,031,000 for the first nine months of 1995. The increase was due principally to the maturity of certain short-term investments during the first nine months of 1996, amounting to $2,028,000.

     Net cash used in financing activities was $159,000 and $262,000 for the first nine months of 1996 and 1995, respectively.

     Management anticipates capital expenditures of approximately $320,000 in 1996 of which $236,000 was spent in the first nine months. The capital expenditures are primarily for manufacturing and research and development needs, sales demonstration lasers and leasehold improvements. The Company is contractually committed to spend approximately $75,000 of the balance of its estimated capital expenditures on leasehold improvements in its new facility. Management believes that its current cash position and cash provided by operations will be sufficient for these expenditures.

     Management believes that inflation has not had a material effect on operations.

                           PART II. OTHER INFORMATION


ITEM 1.  Legal Proceedings

For information regarding certain pending lawsuits, reference is made to the Company's Form 10-K, Item 3, for the fiscal year ended December 31, 1995, and to the Company's Forms 10-Q, Item 1, for the quarters ended March 31, 1996 and June 30, 1996, as filed with the Securities and Exchange Commission, which are incorporated herein by reference.

With regard to the patent infringement action brought by Trimedyne in the United States District Court for the Central District of California, the Court of Appeals for the Federal Circuit has granted Trimedyne's motion to extend until November 25, 1996 the deadline by which Trimedyne must file a brief supporting its appeal.

With regard to the suit against the Company which was brought by Mr. Norio Daikuzono, the inventor of three of the Company's Contact Laser patents, for breach of contract, among other counts, and which was transferred to the United States District Court for the Eastern District of Pennsylvania, discovery is proceeding and depositions are being scheduled for November and December 1996. The Company's motion for summary judgment is still pending. The court has not indicated when it will rule on that motion. No specific trial date has been set.

With regard to the action brought by the Company in the United States District Court for the Eastern District of Pennsylvania against C. R. Bard, Inc. and the Bard Urological Division for breach of contract, anticipatory repudiation of a contract, negligent misrepresentation and unfair competition, discovery is proceeding and depositions are being scheduled. The court has set a discovery completion deadline of March 31, 1997.

ITEM 6.  Exhibits and Reports on Form 8-K
-------  --------------------------------

         a. Exhibits: Exhibit 10.1 - Employment Agreement dated August 5, 1996, between Registrant and W. Keith Stoneback.

                      Exhibit 10.2 - Severance Agreement dated August 11, 1996, between Registrant and James R. Appleby, Jr.

                      Exhibit 10.3 - Severance Agreement dated November 5, 1996, between Registrant and Terry A. Fuller.

                      Exhibit 10.4 - Property Agreement dated October 30, 1996, among Registrant, Terry A. Fuller and Fuller
                      Research Corporation.

                      Exhibit 10.5 - Amendment to the Joint Venture and Other Agreements dated September 30, 1996, among Registrant, Mediq/PRN Life Support Services, Inc., and Mediq PRN/SLT.

                      Exhibit 10.6 - Non-Disturbance, Subordination and Attornment Agreement dated August 1, 1996, among Montgomery County Industrial Development Corporation; SLT Properties, Inc.; Registrant; and
                      Suburban Cable TV Co. Inc.

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



                                         SURGICAL LASER TECHNOLOGIES, INC.



Date: November 13, 1996                  By /s/ Michael R. Stewart
                                            --------------------------------

                                            Michael R. Stewart
                                            Vice President, Finance and
                                            Chief Financial Officer

                                            Signing on behalf of the registrant
                                            and as principal financial officer

                                  EXHIBIT INDEX



Exhibit   Description of Exhibit
-------   ----------------------
10.1 Employment Agreement dated August 5, 1996, between Registrant and W. Keith Stoneback.

10.2 Severance Agreement dated August 11, 1996, between Registrant and James R. Appleby, Jr.

10.3 Severance Agreement dated November 5, 1996, between Registrant and Terry A. Fuller.

10.4 Property Agreement dated October 30, 1996, among Registrant, Terry A. Fuller and Fuller Research Corporation.

10.5 Amendment to the Joint Venture and Other Agreements dated September 30, 1996, among Registrant; Mediq/PRN Life Support Services, Inc.; and Mediq PRN/SLT.

10.6 Non-Disturbance, Subordination and Attornment Agreement dated August 1, 1996, among Montgomery County Industrial Development Corporation; SLT Properties, Inc.; Registrant; and
          Suburban Cable TV Co. Inc.

11        Computation of Earnings Per Share

27        Financial Data Schedule