Form 10-K405
period 1996-12-31
SURGICAL LASER TECHNOLOGIES INC /DE/
filed 1997-03-31
CIK 854099

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 29, 1996.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934.

For the transition period from ________ to ________.

Commission File Number 0-17919
                        Surgical Laser Technologies, Inc.
             (Exact name of registrant as specified in its charter)

Delaware                                                   31-1093148
--------                                                   ----------
(State of other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)

147 Keystone Drive, Montgomeryville, PA                    18936-9638
---------------------------------------                    ----------
(Address  of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code: (215) 619-3600 Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:

                           Common Stock $.01 par value
                                (Title of Class)

               8% Convertible Subordinated Notes Due July 30, 1999
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X). No ( ).

Indicate by check mark if disclosure of delinquent filers pursuant to Item
405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

As of March 26, 1997, the aggregate market value of the voting stock of the registrant held by non-affiliates was approximately $12,157,410.

On March 26, 1997 the registrant had outstanding 9,882,349 shares of Common Stock, $.01 par value.

DOCUMENTS INCORPORATED BY REFERENCE:    Portions of Proxy Statement for 1997
                                        Annual Meeting of Stockholders
                                        incorporated by reference in
                                        Items 10, 11,12 and 13.

                                     PART I

Item 1.       Business.

(a) GENERAL DEVELOPMENT OF BUSINESS.

Surgical Laser Technologies, Inc. ("SLT" or "Registrant") was incorporated in December 1983 under the laws of the State of Delaware. Registrant's principal offices are located at 147 Keystone Drive, Montgomeryville, Pennsylvania 18936-9638, and its telephone number is (215) 619-3600.

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

Registrant's Contact Laser System is comprised of a portable laser unit that delivers laser energy through Contact Laser Delivery Systems. Registrant's current product line includes four portable laser units of various power levels and a family of over 100 Laser Probes, Laser Scalpels, fibers and handpieces that provide different Wavelength Conversion(TM) effect properties, power densities and configurations appropriate for cutting, coagulation or vaporization. The Wavelength Conversion effect properties permit Registrant's lasers to replicate the effect of several different laser systems. As a result of the system's design, a single Contact Laser System can be used within most surgical specialties to perform a broad range of minimally invasive and open surgical procedures. Registrant began commercial shipments of its Contact Laser Systems in June 1986 and each year seeks to expand and enhance its product line for new and existing uses by surgical specialists.

In May 1996, the United States District Court for the Central District of California granted Registrant's motion for summary judgment that its Contact Laser(TM) products do not infringe U.S. Patent No. 4,773,413 which is owned by Trimedyne, Inc. On November 9, 1995, the same court had ruled that Registrants Contact Laser(TM) products did not infringe Trimedyne's U.S. Patent No. 4,636,737, known in the industry as a "hot metal tip" patent. Then, in July 1996, this court granted Registrant's summary judgment motion that its side-firing probe does not infringe Trimedyne's U.S. Patent No. 5,380,317. Following the third summary judgment, Registrant moved for final judgment, which the court granted. Trimedyne has appealed the judgment. (See Item 3, Legal Proceedings).

In July 1996, Registrant completed the sublease of its corporate headquarters building in Oaks, Pennsylvania. The sublease provides for an initial three-year term. At the end of the initial term, the sublessee has options to either purchase the building or to renew the sublease for an additional two years (See
Note 3 to the Notes to the Consolidated Financial Statements).

In August 1996, Registrant named Mr. W. Keith Stoneback as President and Chief Executive Officer, replacing Mr. James R. Appleby, Jr.

In October 1996, Registrant acquired from Mediq PRN its 50% interest in the joint venture previously known as Mediq PRN/SLT. Mediq PRN and Registrant had formed the joint venture in August 1993 to provide short-term and per-procedure rental services to hospitals, doctors and other healthcare providers. While Mediq PRN will continue to contract to Registrant its logistics services, Registrant is now fully responsible for the management, sales and operations of the business. The business is now conducted under the trade name "Laser OnCall(TM)." (See Note 5 to the Notes to the Consolidated Financial Statements).

In February 1997, the United States District Court for the Eastern District of Pennsylvania granted Registrant's motion for partial summary judgment in the suit brought by Norio Daikuzono, the inventor of three of Registrant's patents in Contact Laser technology. (See Item 3, Legal Proceedings).

There were no other significant changes in Registrant's business during the fiscal year ended December 29, 1996.

(b) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS.

Not applicable because Registrant does not group its business into more than one industry segment. See Note 15 of Notes to Consolidated Financial Statements for geographic segment information.

(c)  NARRATIVE DESCRIPTION OF BUSINESS.

Registrant is engaged in the development, manufacture and sale of a proprietary Contact Laser System for surgery. During fiscal 1996, 1995 and 1994, revenues from sales of Registrant's products were $10,974,000, $14,839,000 and $21,508,000, respectively.

Registrant introduced Contact Laser surgery by combining proprietary Contact Laser Delivery Systems with its own Nd:YAG laser unit to create a multi-specialty surgical instrument that can cut, coagulate or vaporize tissue.

Almost all of the surgery performed today, endoscopic or open-cavity, utilizes two fundamental technologies -- mechanical cutting and clamping, and/or thermal vaporization and coagulation. The mechanical scalpel, scissors and suture are universally accepted. However, today's surgery increasingly requires additional control of bleeding, more precision and better access to diseased sites. Lasers are suited for this requirement.

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

Registrant's revenues are generated by the sale of Contact Laser Delivery Systems and accessories and Nd:YAG laser units. Registrant's Contact Laser Delivery Systems consist of proprietary fiberoptic delivery systems which deliver the laser beam from Registrant's Nd:YAG laser unit via an optical fiber to the tissue, either directly or through a proprietary Laser Probe or Laser Scalpel.

Disposable Fiberoptic Delivery Systems. Registrant has designed disposable optical quartz fibers to channel the laser beam from Registrant's laser unit to the fiber end, the Laser Probe or the Laser Scalpel or to one of 24 interchangeable, application-specific handpieces that hold the Laser Scalpel or Laser Probe. These proprietary optical fibers and handpieces are intended for single use and range currently in list price from $145 to $215.

Laser Probes and Laser Scalpels. Registrant's proprietary Laser Probes and Laser Scalpels are made of either synthetic sapphire crystal or fused silica and have high mechanical strength, high melting temperature and appropriate thermal conductivity. Most of these Laser Probes and Laser Scalpels use Registrant's patented Wavelength Conversion(TM) effect treatments or geometry. Registrant offers over 60 interchangeable Laser Probes and Laser Scalpels that provide different power densities through various geometric configurations appropriate for cutting, coagulation or vaporization. Laser Probes and Laser Scalpels are made with varying distal tip diameters and surface treatments, each with a different balance between cutting and coagulation, so that the instrument can be suited to the particular tissue type. Additionally, Registrant markets side-firing and direct-firing free-beam laser probes. Instead of changing laser units, surgeons may choose a different Laser Probe or Laser Scalpel to perform a different procedure. The Laser Probes and Laser Scalpels are intended for limited reuse, and the list prices currently range from $375 to $495.

Disposable Gas or Fluid Cartridge Systems. Registrant's proprietary cartridge system provides gas or fluid to cool the junction between the optical fiber and the Laser Scalpel or the Laser Probe. These cartridges are sterile and used in one set of procedures. The list price of these cartridges is currently $60.

Reusable Laser Aspiration Handpieces. Registrant's proprietary reusable stainless steel handpieces are all used with interchangeable laser aspiration wands and flexible endoscopic fibers. These proprietary handpieces are intended for intra-nasal/endoscopic sinus and oropharyngeal procedures requiring smoke and/or fluid evacuation. Wands have a list price of $85 and the handpiece list prices currently range from $345 to $395.

Laser Units. Registrant markets the CLMD line of Nd:YAG laser units for use with its Contact Laser Delivery Systems, which consists of four units: the CLMD 25-watt to tissue, on 110 volts; the CLMD 40-watt to tissue, on 110 volts; the CLMD Dual which operates up to 40-watts to tissue on 110 volts and up to 60-watts to tissue on 220 volts; and the CLMD 100-watt to tissue, on 220 volts. The laser units are modularly designed to allow the customer to upgrade from the 25-watt laser to the 40-watt or Dual laser and from the 40-watt laser to the Dual laser, and thus provide the customer the flexibility and versatility to change its laser system easily to meet its changing surgery needs. Current list prices for the lasers are as follows: CLMD 25-watt, 110-volt-$55,000; CLMD 40-watt, 110-volt - $70,000; CLMD Dual - $85,000; and CLMD 100 watt-$95,000.
These prices include a one-year warranty.

Virtually all of Registrant's products are manufactured and assembled at Registrant's Montgomeryville, Pennsylvania manufacturing facility. The raw materials used by Registrant are generally available in adequate supply.

Registrant obtains all of its partially finished Laser Probes and Laser Scalpels from three suppliers in the United States. Registrant performs materials processing and final assembly on the Laser Probes and Laser Scalpels using proprietary and patented treatment processes. The fiberoptic delivery systems, with and without handpieces, are also manufactured by Registrant. Registrant's sterile gas and fluid cartridge systems are manufactured exclusively by a domestic supplier in accordance with Registrant's specifications.

Registrant's strategy for long-term growth continues to be to expand the use of Registrant's disposable delivery systems and to take advantage of Registrant's unique market position as a provider of Contact Laser products and delivery systems for multiple surgical specialties. Registrant will also seek to expand the utilization of its infrastructure through strategic alliances and/or acquisitions.

Marketing

Registrant sells its Contact Laser Systems by forming a responsive partnership with surgeons and hospitals to develop and apply innovative technologies that advance therapeutic benefit, improve cost-effectiveness and enhance access and ease of use across a broad range of surgical procedures and specialties. Registrant's marketing efforts include activities designed to educate physicians and nurses in the use of Registrant's Contact Laser System.

Registrant also participates from time to time in various workshops and educational programs relating to medical lasers that are sponsored by others. These programs, together with direct mail, advertising, physician referrals and trade shows at which Registrant participates, provide substantially all of Registrant's potential customers. Registrant's sales organization provides consultation and assistance to the surgeon and surgical staff on the effective use of Registrant's products for Contact Laser Surgery. The consultative sales effort varies depending on many factors, which include the nature of the specialty involved and complexity of the procedures and continues throughout Registrant's long-term relationship with its customers. The length of the sales cycle for a laser unit varies from one month to one year, with the average sale requiring approximately six months.

Registrant's Vice President of Sales and Marketing supervises sales and marketing activities in the United States, which are conducted predominantly by Registrant-employed sales personnel. The sale and post-sale support provided by Registrant includes area managers who are trained in the utilization of Contact Laser Systems, and who provide clinical consultation regarding laser safety, efficacy and operating room procedures; clinical support specialists, who provide similar consultation within Registrant's Laser OnCall(TM) rental offering; and marketing and product managers and technology engineers, who together provide the link between the surgeon and Registrant to create innovative solutions and identify new applications for Contact Laser Surgery. In certain geographic areas of the United States, Registrant utilizes manufacturer's representatives, who are not Registrant's employees, to provide these services. Registrant distributes its products internationally through independent distributors supervised by a Vice President and Managing Director of International Operations, who is based in the United States.

International Markets. During 1996, Registrant continued its international marketing activities, working through distributors in various countries in Europe, the Middle East, the Far East, South America, Mexico and Canada.

Research and Development

Registrant focuses its research and product development efforts mainly on Contact Laser Delivery Systems. Registrant's technological capabilities are designed to be responsive to the surgeon's needs. Registrant has the ability to respond to development requirements in the areas of optical/materials technology, laser technology and mechanical and electronics technology. During 1996, 1995 and 1994, Registrant spent $1.4 million, $2.1 million and $2.1 million in product development expenses, respectively.

Registrant's corporate facility in Montgomeryville, Pennsylvania houses its product development activities. Registrant utilizes the technologies developed by Advanced Laser Systems Technology, Inc. ("ALST") and licensed to Registrant in December 1990 in the development and manufacture of its CLMD laser units. Registrant, in addition to its internal product development programs, works closely with medical centers, universities and other companies worldwide in an effort to develop additional products and applications for its technology.

Registrant's core Laser Probe and Laser Scalpel technology was acquired by Registrant in 1985 in consideration for certain royalty payments on net sales of probes and scalpels. The disposable fiberoptic delivery systems, with and without hand-pieces, the disposable gas and fluid cartridge systems, ceramic-enclosed probes and adjustable touch-control hand-pieces have been developed by employees of Registrant; Registrant has retained ownership of all such proprietary technology. In 1996 and 1995, Registrant has focused much of its research and development efforts on improving its offerings in urology and ENT.

Registrant continues to focus on applications in minimally invasive and open surgery procedures where precision and hemostasis are critical to the procedure being performed and where the Contact Laser System can demonstrate distinct clinical advantages and cost-effectiveness relative to traditional surgical and non-Contact Laser methods.

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

Registrant continues to be aware that certain companies have introduced into the market concepts or products that draw on Contact Laser technology. Registrant does not perceive that such concepts or products have a significant impact on Registrant's sales. Registrant has not determined whether these products infringe upon Registrant's proprietary technology.

Registrant, through its patented Contact Laser Delivery Systems, is able to produce a wide range of temperature gradients which address a broad range of surgical procedures within multiple specialties. Registrant's multiple specialty capability reduces a hospital's need to purchase several lasers to meet its specialists' varied requirements. These factors, coupled with the precision, hemostasis, tactile feedback and control provided by its Contact Laser Delivery Systems, are Registrant's primary competitive strengths.

FDA Matters

The FDA generally must approve the commercial sale of new medical devices. Commercial sales of medical lasers must be preceded by either a premarket notification filing pursuant to Section 510(k) of the Federal Food, Drug and Cosmetic Act, or the granting of Premarket Approval for a particular medical device.

The 510(k) notification filing must contain information that establishes that the device in question is substantially equivalent to devices on the market. The Registrant has received FDA clearance to commercially market its Contact Laser System, including the laser unit, Laser Probes and Laser Scalpels and Fiberoptic Delivery System, in a variety of surgical specialties and procedures in gynecology, gastroenterology, urology, pulmonology, general and plastic surgery, cardio-thoracic surgery, ENT surgery, ophthalmology, neurology and head and neck surgery. These clearances were granted under Section 510(k) on the basis of substantial equivalence to other laser or electrosurgical cutting devices that had received prior clearances or were otherwise permitted to be used in such areas.

The Pre-market Approval procedure involves a more complex and lengthy review process by the FDA than the 510(k) premarket notification procedure, and the necessity to comply with the Pre-market Approval procedure would require costly and time-consuming studies by the Registrant, which could take two years or more to complete.

Registrant anticipates that most of its new products will also be eligible for the Section 510(k) procedure, although some new products, such as products for which there are no substantial equivalents, may be subject to a lengthier approval process. There can be no assurance that any future FDA approvals will be granted on a timely basis, if at all. Failure to obtain FDA approval or extensive delay in the FDA approval process for any new product which represents a significant development for the Registrant would have a material adverse effect on Registrant's business.

Following FDA clearance for commercial distribution, the primary form of government regulation of medical products is the Good Manufacturing Practice Regulations for medical devices. These regulations, administered by the FDA, set forth requirements to be observed in the manufacture, storage, quality control procedures and installation of medical products for human use. In addition, there are a variety of registration and reporting requirements, with which the Registrant must comply.

Registrant is also subject to the regulations under the Radiation Control for Health and Safety Act (1968) of the Center for Devices and Radiological Health ("CDRH") of the FDA. These regulations require laser manufacturers to file new product and annual reports, to maintain quality control, product testing and sales records, to incorporate certain design and operating features in lasers sold to end-users and to certify and label each laser sold as belonging to one of four classes, based on the level of radiation from the laser that is accessible to users. Various warning labels must be affixed and certain protective devices installed, depending on the class of the product. CDRH is empowered to seek fines and other remedies for violations of the regulatory requirements. To date, Registrant has filed the documentation with CDRH for its laser products requiring such filing, and has not experienced any difficulties or incurred significant costs in complying with such regulations.

In addition, federal law requires Medicare to establish guidelines for hospital reimbursement based on patient diagnosis ("Diagnostic Related Group" or "DRG"). Once a diagnosis is made, the payment to the hospital will be fixed irrespective of the length of the hospital stay, the method of treatment, the supplies used or the tests carried out. This provides the hospital with an incentive to adapt cost reduction methods. Registrant believes that the Contact Laser(TM) System may reduce costs to hospitals by reducing length of stay due primarily to the reduced need for invasive surgery, general anesthesia or related medical treatments.

The FDA and other governmental agencies, both in the United States and in foreign countries, may adopt additional rules and regulations that may affect the Company and its products.

Patents

Registrant's patents offer significant protection to the differentiation of Registrant's Contact Laser Delivery Systems from competitors' products. Registrant has sought and enjoys such protection principally in the United States. Registrant's eleven patents issued by the U.S. Patent and Trademark Office expire 17 years from their respective dates of issuance: September 15, 1987 (laser scalpels); April 12, 1988 (coatings); November 22, 1988 (two-piece disposable laser delivery system); April 18, 1989 (laser probes and scalpels); January 23, 1990 (supply system for sterile fluids and gases); January 23, 1990 (two-piece disposable laser delivery system); October 13, 1992 (unitary scalpel); June 22, 1993 (adjustable touch control hand-piece); January 10, 1995 (contact or insertion laser probe having wide angle radiation); May 16, 1995 (fused tip and fiber); and May 28, 1996 (probe with inclusions). Registrant's two Japanese patents, acquired in the fourth quarter of 1992, relate to an improved laser scalpel and laser surgical apparatus and will aid in the promotion of Registrant's products. Registrant has several other patents pending before the U.S. Patent and Trademark Office, as well as other patents and pending applications overseas.

Registrant intends to continue its policy of defending vigorously the ownership and protection of its proprietary technology. However, no assurance can be given that such policy will be successful. (See Item 3, Legal Proceedings).

Many of Registrant's products and services are offered under trademarks and service marks. Registrant believes its trademarks encourage customer loyalty and aid in the differentiation of Registrant's products from competitors' products. Accordingly, Registrant has registered four of its trademarks with the U.S. Patent and Trademark Office. It has filed its intent to register other trademarks. Registrant has other registrations issued or pending abroad.

Employees

As of December 29, 1996, Registrant had 85 employees of whom 33 were engaged in manufacturing, service and distribution, 11 in research and product development, 28 in sales and marketing and 13 in general administration. Registrant's employees are not represented by a union. Registrant considers its relations with employees to be good.

(d) FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND
    EXPORT SALES.

In addition to Registrant's domestic sales, Registrant currently sells its products internationally, concentrating historically throughout Western Europe and Canada, and more recently in certain countries in the Middle East, the Far East and South America. During fiscal 1996, 1995 and 1994, domestic sales represented 77%, 79% and 78% respectively, of Registrant's total sales.

Item 2. Properties.

Registrant owns approximately four acres in Oaks, Pennsylvania on which a 57,000 square foot office building is located. The property and improvements were sublet in July 1996 (as discussed below), but remain subject to a first mortgage with a balance at December 29, 1996 of $3,057,000. The loan bears interest at 10.5% per year and is being repaid in equal monthly payments, including interest, of approximately $34,000 over 20 years.

The property and improvements also remain subject to a second mortgage held by Montgomery County Industrial Development Corporation ("MCIDC") on behalf of Pennsylvania Industrial Development Authority ("PIDA"), with a balance at December 29, 1996 of $1,430,000. The loan bears interest at 3% per year, which rate was subject to adjustment if Registrant did not satisfy certain job creation targets as defined. Although Registrant did not fulfill those job creation targets, PIDA has advised Registrant that it does not intend to adjust the interest rate as a result of such nonfulfillment. The loan is being repaid in equal monthly installments, including interest, of approximately $14,000 over 15 years.

As a condition to the second mortgage, Registrant is required to hold collateral in favor of MCIDC, the terms of which will extend until Registrant has had four consecutive profitable calendar quarters. At December 29, 1996, the required amount of this security was $715,000; the form of the collateral was a standby letter of credit of $515,000 with the remainder covered by a first security interest in certain fixed assets and a second security interest in Registrant's accounts receivable and inventories.

Registrant sublet its 57,000 sq. ft. facility to Suburban Cable TV Co. Inc. ("Suburban") under a sublease dated March 21, 1996, as later amended on June 14, 1996. Registrant moved all of its operations out of the facility by July 1996. Suburban has begun occupancy of the facility and made significant improvements to it for use in key central administrative functions. The sublease is for three years. The sublease will significantly reduce Registrant's net facility costs, resulting in annual cash savings of approximately $700,000. At the end of the initial three-year term, Suburban has an option to purchase the facility or extend the sublease for an additional two years. Appropriate subordination and non-disturbance agreements have been obtained from the first and second mortgagees of the facility, as well as from MCIDC.

While consummating the sublease with Suburban, Registrant identified a 42,000 sq. ft. leased facility in Montgomeryville, Pennsylvania that could house both its administrative/research operations and its manufacturing operations. Registrant entered a five-year lease for the Montgomeryville facility on May
29, 1996. In July 1996, the administrative and research operations were moved to the new facility from the 57,000 sq. ft. owned facility in Oaks. By November 1996, Registrant's manufacturing operations had also been moved to the new facility from its leased facility in Oaks. Having vacated the 36,300 sq. ft. leased facility in Oaks which housed Registrant's manufacturing operations, Registrant concluded its lease for that facility effective December 31, 1996. Registrant has leased, on short-term basis, 5,000 sq.ft. close to its new facility in order to store surplus property and records.

Registrant also holds a lease on its former manufacturing facility in Hebron, Kentucky. The facility comprises 32,000 sq. ft. and is under lease through August 2000. Since the operations from this facility were transferred to the Oaks, Pennsylvania leased facility during 1992, Registrant sought to sublet the facility. A subtenant for 19,500 sq. ft. of the facility was secured in April 1994; a subtenant for the balance of the space was secured in August 1996. There can be no assurance that the subtenants will remain at the facility through August 2000.

Item 3. Legal Proceedings.

Bard. On November 21, 1994, Registrant commenced litigation in the United States District Court for the Eastern District of Pennsylvania against C. R. Bard, Inc. and the Bard Urological Division claiming that Bard failed to comply with its contractual obligations to Registrant. The complaint alleges causes of action for breach of contract, anticipatory repudiation, negligent misrepresentation and unfair competition. Registrant has also asked for specific performance and, in addition or in the alternative, for monetary damages. Registrant also seeks an injunction against, and indemnification from, Bard's enforcement against Registrant with respect to patent rights potentially inuring to Bard. Finally, Registrant has claimed punitive damages.

Registrant filed an amended complaint to add claims for contract interference and civil conspiracy. Registrant also moved the court to add Trimedyne, Inc. as a defendant. On October 3, 1995, the court granted Registrant's motion to join Trimedyne, but Trimedyne filed a motion to be dismissed from the action for want of personal jurisdiction in the Eastern District of Pennsylvania which the court granted on April 5, 1996.

Discovery and depositions are proceeding. Registrant anticipates that discovery should be completed by mid-year 1997. Trial may be set for the summer or fall of 1997.

Trimedyne. In January 1995, Trimedyne, Inc. filed a patent infringement action against Registrant. The suit was brought in the United States District Court for the Central District of California. Trimedyne had alleged that various products of Registrant infringe its U.S. Patent Nos. 4,646,737 and 5,380,317. On January 12, 1996, Trimedyne amended its complaint, alleging that most of Registrant's probes and scalpels infringed a third patent in its possession, U.S. Patent No. 4,773,413. Registrant answered the complaint and the amended complaint, denying infringement and raising several affirmative defenses, including the statute of limitations, laches and equitable estoppel.

U.S. Patent No. 4,646,737 was issued March 3, 1987, well after Registrant's Contact Laser(TM) probes and scalpels had been in the marketplace. The patent covers what is referred to in the laser industry as the "hot metal tip" that Trimedyne had marketed for use in laser angioplasty a number of years ago. On November 9, 1995, the court granted Registrant's motion for summary judgment that its products do not infringe the `737 Patent, either literally or under the doctrine of equivalents.

U.S. Patent No. 4,773,413 was issued on September 27, 1988. It is a divisional patent of a continuation-in-part patent to the '737 Patent. It covers, among other things, a form of hot metal tip that allows direct laser irradiation of tissue by means of a central aperture in the tip. On March 6, 1996, Registrant filed a motion for summary judgment that none of its accused probes infringe the '413 Patent. The court granted Registrant's motion on May 6, 1996, ruling that Registrant's probes do not infringe the '413 Patent either literally or under the doctrine of equivalents.

U.S. Patent No. 5,380,317 was issued on January 10, 1995. Trimedyne has directed this patent against Registrant's side-firing free-beam probe, called the SFB 1. Registrant believes that the features of the SFB 1 fall within the public domain, and thus outside the claims of Trimedyne's patent. On April 29, 1996, Registrant filed a motion for summary judgment that its products do not infringe the '317 Patent. On July 3, 1996, the court granted Registrant's motion, ruling that its product does not infringe the '317 Patent either literally or under the doctrine of equivalents.

On July 11, 1996, the court entered a final judgment in favor of Registrant, dismissing Trimedyne's complaint. Trimedyne filed a motion for the court to reconsider its judgment. On August 7, 1996, the court denied Trimedyne's motion. On September 3, 1996, Trimedyne appealed from the lower court's judgment with respect to the '413 and '317 Patents. Trimedyne has submitted its appeal brief to the Court of Appeals for the Federal Circuit, and Registrant filed its reply brief. Trimedyne has filed its answering brief on March 7, 1997. If the appeals court desires oral argument, it will likely hear it by May 1997. It is not possible to determine when the appeals court will decide the appeal.

Registrant has determined that the '737, '413 and '317 Patents are patents that confer rights and obligations on C.R. Bard, Inc. pursuant to the June 1991 Development, Supply & License Agreement between Bard and Trimedyne.

Daikuzono. On February 7, 1995, suit was brought against Registrant by Norio Daikuzono, the inventor of three of its patents in Contact Laser(TM) Technology. The suit was initially brought in United States District Court for the Southern District of Ohio but was transferred to the Eastern District of Pennsylvania.

Mr. Daikuzono was employed by Registrant from March 1, 1987 until October 31, 1988, when he resigned his position as Vice President of Research and Development. He has not performed any services for Registrant since that date. Registrant has paid, or set aside pending receipt of appropriate tax documentation, the patent royalties to Mr. Daikuzono in accordance with its understanding of the contract and Mr. Daikuzono's instructions. The suit originally alleged that Registrant breached certain contractual requirements regarding royalties and the inventor's former employment with Registrant. The two fraud claims in the original complaint were dismissed. The suit seeks the return of the patents to Mr. Daikuzono and payment of allegedly unpaid salary and royalties.

In its answer, Registrant denied Mr. Daikuzono's allegations and asserted various defenses, including equitable estoppel, laches, statute of limitations, unclean hands, and accord and satisfaction. Registrant also filed counterclaims against Mr. Daikuzono, including claims for unfair competition, fraud, trademark infringement, failure to disclose and assign developments and inventions to Registrant, breach of a territorial sales provision, failure to repay sums owed Registrant, breach of Registrant's confidences and breach of a non-competition obligation owed to Registrant.

On January 2, 1996, Mr. Daikuzono filed a motion seeking to impose a constructive trust on his behalf on the settlement proceeds secured by Registrant in a previous patent infringement suit. Registrant opposed this filing on various grounds and the court denied the motion on April 30, 1996.

On May 3, 1996, Registrant filed a motion with the court for partial summary judgment on three grounds: (a) the applicable statute of limitations barred the claim for unpaid salary; (b) the claim for royalties on certain products of Registrant which were sold prior to February 1991 is likewise time-barred; and
(c) the claim that Registrant owes him a royalty based on the proceeds from the prior patent infringement settlement is barred as a matter of law. On February 4, 1997, the court granted Registrant's motion.

Discovery and depositions are proceeding in this action. Registrant anticipates that discovery will be completed in the Spring of 1997. Trial is preliminarily set for this summer, and the court has ordered the parties to participate in settlement discussions prior to trial.

Item 4.       Submission of Matters to a Vote of Security Holders.

Registrant held its 1996 Annual Meeting of Stockholders on October 10,
1996. Sheldon M. Bonovitz, Richard J. DePiano, Jay L. Federman, Terry A. Fuller, Vincenzo Morelli and W. Keith Stoneback, the director nominees set forth in the Notice of Annual Meeting, were elected to serve as directors. The following table gives the details of the votes cast for each director nominee:

                                              Votes
                                              -----
Nominee                         For                        Abstained
-------                         ---                        ---------

Sheldon M. Bonovitz             8,507,209                  710,203

Richard  J. DePiano             8,507,009                  710,403

Jay L. Federman                 8,507,209                  710,203

Terry A. Fuller                 8,507,009                  710,403

Vicenzo  Morelli                8,506,809                  710,603

W. Keith  Stoneback             8,507,209                  710,203

Dr. Fuller resigned from the Board effective November 5, 1996.

The proposal to amend Registrant's Equity Incentive Plan by increasing the number of shares reserved for issuance thereunder from 1,800,000 to 2,100,000 was approved at the Annual Meeting by 7,256,766 votes favoring the proposal, 1,576,664 votes opposing, and 165,676 votes abstaining.

Arthur Andersen LLP was ratified to serve as Registrant's independent accountants for the fiscal year ending December 29, 1996, with 9,078,509 votes favoring ratification, 105,303 votes opposing, and 33,600 votes abstaining.

Executive Officers

Certain information about the executive officers of Registrant as of March 26, 1997 is as follows:

Name                      Age     Positions held with Registrant
----                      ---     ------------------------------
W. Keith Stoneback        43      President, Chief Executive Officer
                                  and Director

Michael R. Stewart        39      Vice President, Finance, Chief Financial
                                  Officer, and Treasurer

Davis Woodward            49      Vice President, Legal and Tax Affairs
                                  and Secretary

Glenn H. Stahl            50      Vice President, Sales and Marketing


W. Keith Stoneback has served as President and Chief Executive Officer of Registrant since August 1996. From 1988 until 1994, he served in several senior management positions for AMSCO International, Inc., a leading manufacturer and marketer of sterilizers, surgical tables, lights and decontamination equipment for the hospital and life science markets, most recently as Corporate Vice President, with responsibility for worldwide manufacturing, marketing and research and development for the capital equipment and supplies business. From November 1994 until joining Registrant, Mr. Stoneback pursued personal investment and business related interests.

Michael R. Stewart has served as Vice President, Finance since January 1996 and as Vice President and Chief Financial Officer since October 1990. Mr. Stewart has served as Treasurer since November 1990.

Davis Woodward has served as Vice President, Legal and Tax Affairs for Registrant since January 1995. From July 1990 to January 1995, Mr. Woodward served as Assistant General Counsel and Director of Tax Planning. He has served as secretary since November 1990.

Glenn H. Stahl has served as Vice President, Sales and Marketing since January 1997. From September 1995 until November 1996, Mr. Stahl served as Vice President, Strategic Development, for Circon Corporation. From November 1994 to September 1995, he served as Vice President, Strategic Development for Cabot Medical Corporation, where he also served as Vice President, Marketing from September 1986 to October 1995.

                                     PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
        Matters.

Registrant's Common Stock, $.0l par value, is quoted on the Nasdaq Stock
Market under the symbol "SLTI." As of March 26, 1997, there were approximately 706 record holders of Registrant's Common Stock. On March 26, 1997, the closing price of Registrant's Common Stock on the Nasdaq Stock Market was $1.41 per share. The following table sets forth the high and low sales prices for Registrant's Common Stock for each quarterly period within the two most recent fiscal years.

                                                   High     Low
                                                   ----     ---
1996
            First Quarter                          $4.19    $1.13
            Second Quarter                          3.94     2.13
            Third Quarter                           2.50     1.69
            Fourth Quarter                          2.38     1.19

                                                   High     Low
                                                   ----     ---
1995
            First Quarter                          $2.88    $1.63
            Second Quarter                          2.00     1.38
            Third Quarter                           1.75     1.06
            Fourth Quarter                          1.88     1.00

Registrant has never paid any cash dividends on its Common Stock and does not expect to pay cash dividends in the foreseeable future. Registrant's bank line of credit agreement prohibits the declaration or payment of any dividends or distributions on any shares of its capital stock without the bank's prior written consent at any time when there are outstanding obligations to the bank.

Item 6. Selected Consolidated Financial Data.

The following table summarizes certain selected financial data for the five years ended December 29, 1996. The selected financial data for the Registrant for each of the three years in the period ended December 29, 1996 are derived from, and are qualified by reference to, the financial statements of Registrant, which are included elsewhere in this report. Such financial statements have been audited by Arthur Andersen LLP, independent public accountants, to the extent indicated in their report. The selected financial data for the Registrant at January 1, 1995, January 2, 1994 and January 3, 1993 and for each of the two years in the period ended January 2, 1994 are derived from the audited financial statements of Registrant not included herein. This data should be read in conjunction with Registrant's financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in this report.

                                                             1996         1995           1994         1993         1992
                                                             ----         ----           ----         ----         ----
                                                                          (In thousands, except per share)
Statement of Operations Data:
Net sales                                                 $10,974       $14,839        $21,508      $18,237     $21,736
Gross profit                                                6,912         8,702         13,494       11,053      13,687
    Percentage of sales                                      63.0%         58.6%          62.7%        60.6%       63.0%

Selling, general and administrative expenses               $8,072       $10,047        $10,786      $10,444      14,886
Product development expenses                                1,404         2,143          2,068        2,485       2,764
Non-recurring charges (credits)                             1,504(1)      1,915(1)        (892)(1)      397(3)    2,750(4)
Net gain on settlement of litigation                           --       (5,926)(2)          --           --          --
Operating income (loss)                                    (4,068)         523           1,532       (2,273)     (6,713)
Net income (loss)                                          (4,508)         (58)            913       (2,935)     (7,248)
Net income (loss) per share                                ($0.46)      ($0.01)          $0.10       ($0.33)     ($.081)
Shares used in calculation of net income
   (loss) per share                                         9,866         9,851          9,309        9,011       8,982

Balance Sheet Data:
Cash, cash equivalents and short-term investments          $6,120        $8,147         $4,143       $2,866      $2,918
Accounts receivable, net                                    2,899         3,225          4,468        3,404       2,896
Inventories                                                 3,534         3,866          4,725        4,626       6,287
Total assets                                               21,490        24,821         26,454       25,079      27,312
Long-term debt                                              4,971         4,503          4,719        5,054       5,117
Convertible subordinated debentures                         1,660         1,786          1,848        2,165       2,250
Stockholders' equity                                      $11,308       $15,690        $15,685      $12,420     $15,207
=======================================================================================================================

(1)  See Note 11 of Notes to Consolidated Financial Statements.
(2)  See Note 4 of Notes to Consolidated Financial Statements.
(3) Increase in the reserve established in 1991 for the relocation of Kentucky operations.
(4)  Stockholders' suit settlement.

No cash dividends were declared during any of the periods presented.
The accompanying Consolidated Financial Statements and Notes thereto are an integral part of this information.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Net Sales

Registrant's net sales of Contact Laser(TM) Systems are primarily comprised of Nd:YAG Laser Systems and Contact Laser Delivery Systems and related accessories. The U.S market is serviced predominantly by a direct sales force, while sales outside the United States are derived through a network of distributors. In 1996, net sales were $11.0 million, a decrease of $3.8 million, or 26%, from 1995 sales of $14.8 million. The 1995 sales of $14.8 million were a $6.7 million, or 31% decrease from 1994 sales of $21.5 million.

Net sales of Nd:YAG laser systems in 1996 declined by 29% on a 20% decline in unit sales. The decrease was due primarily to the continued weakness in the demand for capital purchases by hospitals. This weakness was evidenced primarily in the United States and European markets. Other international markets were also affected, however, to a lesser extent. While average unit prices remained relatively constant in international markets, U.S. average unit prices declined by 20% due mainly to a larger percentage of the unit sales consisting of refurbished lasers.

Net sales of Nd:YAG laser systems in 1995 decreased by 61% on a 58% decline in units. The decrease was mainly caused by the introduction in late 1994 of an electrosurgical roller-ball-type product which competed with Registrant in the urology market in 1995, negatively impacting sales of Nd:YAG laser systems in the United States, as well as in international markets. In addition to the impact specifically on the urology market, capital purchases by hospitals continued to be generally weak, affecting particularly the U.S. and European hospital markets. Two other factors were also operative. First, sales to C.R. Bard in 1994, for which there were no corresponding sales in 1995, accounted for 15% of the decrease. Second, lower sales to Mediq PRN/SLT, Registrant's former joint venture rental company (see below), accounted for 16% of the decrease. During 1995, average unit prices were 4% and 7% lower than 1994 average unit prices in the international and domestic markets, respectively. Net sales of Contact Laser Delivery Systems and related accessories decreased 14% in 1995 due mainly to competition within the urology market.

Net sales of Contact Laser Delivery Systems and related accessories declined 28% in 1996 due to the lower level of sales of Nd:YAG laser systems and to competition within the urology market, as well as in other specialty markets. In 1995, net sales of Contact Laser Delivery Systems decreased 14% due mainly to competition within the urology market.

In October 1996, following the acquisition of the remaining 50% interest in the Mediq PRN/SLT joint venture (see Note 5 of Notes to Consolidated Financial Statements), revenues from the rental of the Company's Nd:YAG laser systems and related Contact Laser Delivery Systems and accessories began to be included in net sales. In the fourth quarter of 1996, rental revenues accounted for 11% of the net sales reported.

Management believes that the general market conditions that were experienced during the 1994-1996 time period will likely continue throughout 1997 and, therefore, has taken actions aimed at positioning the Company for increased sales of Contact Laser Delivery Systems and becoming more efficient in serving its existing base of customers. The Company's domestic sales force was reorganized in the third quarter of 1996 to focus on more effectively working with customers to enhance the utilization of their lasers and thereby create additional demand for the Company's delivery systems. In addition, the Company acquired the 50% interest held by Mediq/PRN in the Mediq PRN/SLT joint venture rental company. The rental customers are an integral part of the Company's customer base and this acquisition will allow the Company to more closely align its expertise with the specific needs of the rental customers.

Management will continue to invest in innovative product development and will continue to develop and expand its strategic business relationships while actively pursuing business combination or acquisition opportunities aimed at enhancing the generation of new revenues and increasing shareholder value.

Gross Profit

Gross profit for the year ended December 29, 1996 decreased $1.8 million or 21% from the prior year on a 26% decrease in net sales. As a percentage of net sales, gross profit was 63%, up from 59% in 1995. The increase in gross profit as a percentage of sales was due primarily to cost reduction measures taken throughout 1996 in response to the lower sales being realized.

Gross profit for the year ended December 31, 1995 decreased $4.8 million or 35% from the prior year. As a percentage of net sales, gross profit was 59%, down from 63% in the 1994 fiscal year. The decrease was attributable to higher fixed manufacturing costs per unit due to the lower volume of net sales.

Operating Expenses

In response to the lower level of sales experienced over the last two years, the Company implemented a course of actions aimed at bringing expense levels in line with the requirements needed to support its actual sales. The actions included reductions in workforce levels both in 1996 and 1995; the sublease of the Company's former headquarters/research facility; and the relocation of all of the Company's operations into a leased facility in Montgomeryville, Pennsylvania.

Selling, general and administrative expenses were $8.1 million in 1996, compared to $10.0 million in 1995, a decrease of 20%. The decrease was due primarily to cost reduction actions which included reductions in manpower and associated costs. Selling, general and administrative expenses in 1995 decreased 7% from the 1994 level of $10.8 million due mainly to the cost reduction measures, primarily workforce reductions, that were implemented in the second half of 1995.

Product Development

Product development costs were $1.4 million in 1996 and $2.1 million in 1995. The reduction was due primarily to lower manpower related expenses and to the inclusion in the 1995 expenditures of $.3 million of expense related to consulting fees paid to the principals of Advanced Laser System Technology, Inc. ("ALST"), for which there are no corresponding expenses in 1996. SLT has presently retrenched its new product development activities principally refocusing them on refining and tailoring its current product line to meet the needs of the market place.

Non-Recurring Charges (Credits)

In 1996, SLT recorded non-recurring charges of $1,504,000, representing third quarter restructuring charges of $1,201,000 for severance and other related costs, and a charge of $303,000 for the write-off of leasehold improvements at the Company's former manufacturing facility in Oaks, PA. The manufacturing operations have been consolidated with all other operations into the Company's new headquarters facility in Montgomeryville, PA.

In 1995, Registrant recorded non-recurring charges of $1,915,000 representing fourth quarter charges of $828,000 for the write-down of certain inventories, $697,000 for the write-off of certain intangible assets acquired in the 1990 technology acquisition from ALST, and a second quarter charge of $390,000 for severance and other costs incurred in connection with a workforce reduction.

Net Litigation Settlement

In December 1995, Registrant received $8,125,000 in cash in settlement for damages relating to the patent infringement suit which it had brought against Sharplan Lasers, Inc. in May 1990, and later against its parent company, Laser Industries Ltd. Netted against the gain from the settlement was the write-off of $2,199,000 for previously capitalized patent litigation costs (See Note 4 of Notes to Consolidated Financial Statements).

Interest

Net interest expense of $253,000 in 1996 decreased by $259,000 from $512,000 in 1995. The decrease was due primarily to higher interest income or higher level of short-term investments in 1995 versus 1996.

Net interest expense in 1995 of $512,000 decreased by $90,000 from $602,000 in 1994. The decrease was due primarily to reduced interest expense on long-term debt and to higher interest income due to the higher level of cash and cash equivalents.

Income Taxes

There was no provision for income taxes in 1996 due to the net taxable loss incurred. The tax provision of $50,000 in 1995 was for federal alternative minimum and state income taxes. The provision in 1994 of $26,000 was for state income taxes. Registrant expects that its effective tax rate for 1997 will remain significantly lower than the statutory rate due to continued availability of its net operating loss carryforwards and tax credit carryforwards.

Liquidity and Capital Resources

Cash, cash equivalents and short-term investments at December 29, 1996 were $6.1 million, a decrease of $2.0 million over the December 31, 1995 balance of $8.1 million. In each of the two years, $100,000 was restricted and pledged in favor of American United Life Insurance Company ("AULIC") as a condition of the first mortgage with AULIC (See Note 9 of Notes to Consolidated Financial Statements). At December 29, 1996 and December 31, 1995, letters of credit, issued under Registrant's bank line of credit, were outstanding in favor of the Montgomery County Industrial Development Corporation ("MCIDC") as a condition of the security agreement with MCIDC (See Note 9 of Notes to Consolidated Financial Statements). The letters of credit amounted to $515,000 at the end of 1996 and $576,000 at the end of 1995. The letter of credit requirement extends until Registrant records four consecutive quarters of profitability in a given calendar year.

Registrant has a $2.75 million credit facility with a bank. This facility includes a sub-line for letters of credit of $750,000, under which the aforementioned letters of credit were issued. Other than the letter of credit requirement by MCIDC, and one other minor letter of credit, there were no borrowings outstanding under the line of credit. Borrowings under the line are secured by Registrant's accounts receivable and inventories and, at December 29, 1996, were not subject to a borrowing base calculation which was a requirement eliminated subsequent to the end of 1995. The line is subject to Registrant maintaining certain financial covenants as defined. Management expects to renew a line of credit facility when this facility expires on June 30, 1997.

Net cash used in operating activities was $1.3 million in 1996, primarily resulting from losses incurred. This compares to net cash provided from operating activities of $5.6 million in 1995, which resulted principally from the patent litigation settlement with Laser Industries LTD. and its subsidiary Sharplan Lasers Inc., whereby Sharplan paid Registrant $8.1 million in December, 1995.

Net cash used in investing activities decreased $4.0 million in 1996 to $0.5 million from $4.5 million in 1995. The reduction in net cash used was due primarily to the purchase in 1995 of short-term investments. Capital expenditures in 1997 of approximately $200,000 are anticipated, mainly for manufacturing and research and development purposes. Registrant, however, is not contractually committed to spend any of this amount. In 1996 and 1995, Registrant invested $61,000 and $672,000, respectively, in its patents. In 1996, these costs mainly represent application and other fees while in 1995 the investment in patents was primarily in defense costs.

Net cash used in financing activities was $273,000 in 1996, compared to net cash used in financing activities of $315,000 in 1995.

Management believes that Registrant's current cash position and available line of credit will be sufficient to fund operations and meet its commitments for long-term debt (See Note 9 of Notes to Consolidated Financial Statements), other commitments and contingencies (See Note 16 of Notes to Consolidated Financial Statements) and capital expenditures.

Management believes that inflation has not had a material effect on operations.

Risk Factors

The statements contained in this Form 10-K that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the expectations, beliefs, intentions or strategies regarding the future. Additionally, from time to time, Registrant or its representatives have made or may make forward-looking statements, orally or in writing. Such forward-looking statements may be included in, but are not limited to, press releases, oral statements made with the approval of an authorized executive officer or in various filings made by Registrant with the Securities and Exchange Commission. These forward-looking statements reflect Registrant's views as of the date they are made with respect to future events and financial performance and are generally, but not exclusively, identified by the use of such terms as "intends," "expects," "plans," "projects," "estimates," "anticipates," "should" and "believes." However, these forward-looking statements are subject to many uncertainties and risks which could cause the actual results of Registrant to differ materially from any future results expressed or implied by such statements. Additionally, Registrant does not undertake any obligation to update any forward-looking statements.

The risk factors identified in the cautionary statements below could cause actual results to differ materially from those suggested in these forward-looking statements. Also, Registrant may, from time to time, set forth additional risk factors on Forms 10-Q and 8-K. However, the risk factors listed below or in future reports of Registrant are not exhaustive. New risk factors emerge from time to time and it is not possible for management to predict all of such risk factors, nor can it assess the impact of all of such risk factors on Registrant's business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results. The cautionary statements below are being made pursuant to the "safe-harbor" provisions of the Private Securities Litigation Reform Act of 1995 (the "Act"). Registrant intends that all forward-looking statements made, in whatever form, be considered subject to the Act.

Changes in the U.S. Health Care System. There has been substantial debate in the political arena related to prospective changes in the U.S. health care system. In addition, developments in both the public and the private sector have significantly affected the financing and delivery of health care in the United States, including the rapid expansion of managed care programs, the reduction of reimbursements under the capital cost pass through system for the Medicare program and the implementation of prospective governmental reimbursement programs based on diagnosis related groups. Cost containment has been a major element of these developments, which have had a material adverse effect on the Registrant's results of operations over the past several years. There can be no assurance that such changes in the financing and delivery of health care will not continue to affect hospital capital equipment and supplies procurement patterns or dictate which surgical procedures will be covered by applicable insurance or government funded or subsidized programs, which could continue to have a material adverse impact on Registrant. Registrant also cannot predict the extent or impact of future legislation or regulations.

Competition. Registrant faces substantial competition from conventional surgical methods, from other manufacturers of surgical lasers and from manufacturers of alternatives to surgical lasers. For example, in late 1994, an electrosurgical roller-ball type product was introduced that adversely affected Registrant's results of operations in 1995. Competitive pressure could result in price competition or the introduction of new products by Registrant's competitors, which could have an adverse impact on Registrant's revenues and results of operations. In addition, Registrant is engaged in an industry characterized by extensive research efforts. Advances in medical lasers which improve clinical effectiveness and other discoveries or developments in either the medical device or drug industry could render Registrant's products obsolete. Some of the companies with which Registrant competes or may compete in the future have or may have more extensive research, marketing and manufacturing capabilities and significantly greater financial, technical and personnel resources than Registrant and may be better positioned to continue to improve their technology in order to compete in an evolving industry.

Governmental Regulation. Government regulation in the U.S. and other countries is a significant factor in the development, manufacturing and marketing of many of Registrant's products and in Registrant's ongoing research and development activities. Specifically, medical devices are subject to United States Food and Drug Administration ("FDA") approval before they can be utilized for clinical studies or sold commercially. The process for obtaining the necessary approvals and compliance with applicable regulations can be costly and time consuming. There can be no assurance that regulatory review will not involve delays or other actions adversely affecting the marketing and sales of Registrant's products. Registrant has received all of its FDA clearances to date using the procedure under Section 510(k). There is no assurance Registrant will continue to be able to obtain applicable government approvals or successfully comply with such regulations in a timely and cost-effective manner, if at all, and failure to do so may have an adverse effect on Registrant's financial condition and results of operation. Further, there can be no assurances that more stringent regulatory requirements and/or safety and quality standard will not be issued in the future with an adverse effect on Registrant's business. Although Registrant believes that it is in compliance with all applicable regulations of the FDA, current regulations depend heavily on administrative interpretation and there can be no assurance that future interpretations made by the FDA or other regulatory bodies, with possible retroactive effect, will not adversely affect Registrant.

Patents and Proprietary Technologies. Registrant's ability to compete effectively with other companies depends, in part, on its ability to protect and maintain the proprietary nature of its technology. Registrant owns eleven United States patents, two Japanese patents and a number of pending patent applications for its products. Registrant treats its design and technical data as confidential, and relies on nondisclosure safeguards, such as confidentiality agreements, laws protecting trade secrets and agreements to protect proprietary information. Registrant has incurred substantial costs in enforcing its patents against infringement by others and defending itself against similar claims of others. Although Registrant has been successful to date in disputes involving the validity and enforceability of its patents and in defending itself against claims by others of patent infringement, there can be no assurance that Registrant will continue to be successful in such matters in the future or that Registrant's patents or other proprietary rights, even if continuing to be held valid, will be broad enough in scope to enable
Registrant to prevent third parties from producing products using similar technologies or processes.

Item 8. Financial Statements and Supplementary Data.                   Page
------- --------------------------------------------                   ----

Report of Independent Public Accountants............................... 22
Consolidated Balance Sheets at December 29, 1996
    and December 31, 1995.............................................. 23
Consolidated Statements of Operations for each of
    the three years in the period ended
    December 29, 1996.................................................. 24
Consolidated Statements of Stockholders' Equity for
    each of the three years in the period ended
    December 29, 1996.................................................. 25
Consolidated Statements of Cash Flows for each of
    the three years in the period ended
    December 29, 1996.................................................. 26
Notes to Consolidated Financial Statements............................. 27
Schedule II - Valuation and Qualifying Accounts........................ 41

All other schedules are omitted because of the absence of conditions under which they are required or because the required information is included in the Consolidated Financial Statements or Notes thereto.

                     REPORT OF INDEPENDENT PUBLIC ACCOUNTANT

To Surgical Laser Technologies, Inc.:

We have audited the accompanying consolidated balance sheets of Surgical Laser Technologies, Inc. (a Delaware Corporation) and Subsidiaries as of December 29, 1996 and December 31, 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 29, 1996. These financial statements and schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Surgical Laser Technologies, Inc. and Subsidiaries as of December 29, 1996 and December 31, 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 29, 1996 in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule included in Item 8 is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                                        Arthur Andersen LLP



Philadelphia, Pa.
  February 5, 1997

Surgical Laser Technologies, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(In thousands, except for par values)

                                                                         Dec. 29, 1996  Dec. 31, 1995
Assets
Current assets:
     Cash and cash equivalents                                              $  2,795    $  4,903
      (including restricted amounts of $100)
     Short-term investments                                                    3,325       3,244
     Accounts receivable, net of allowance for doubtful accounts
      of $116 and $118, respectively                                           2,899       3,225
     Inventories (Note 2)                                                      3,534       3,866
     Other                                                                       134         194
------------------------------------------------------------------------------------------------
              Total current assets                                            12,687      15,432

Property and equipment, net (Note 3)                                           2,325       8,250
Property held for sale, net (Note 3)                                           5,636        --
Patents and licensed technology, net (Note 4)                                    610         564
Other assets                                                                     232         575
------------------------------------------------------------------------------------------------
              Total assets                                                  $ 21,490    $ 24,821
================================================================================================

Liabilities and Stockholders' Equity
Current liabilities:
     Current portion of long-term debt                                      $    468    $    212
     Accounts payable                                                            777         467
     Accrued liabilities (Note 8)                                              2,306       2,163
------------------------------------------------------------------------------------------------
              Total current liabilities                                        3,551       2,842
------------------------------------------------------------------------------------------------
Long-term debt (Note 9)                                                        6,631       6,289
------------------------------------------------------------------------------------------------

Commitments and Contingencies (Note 16)

Stockholders' Equity:
     Common stock, $.01 par value, 30,000 shares authorized,
       9,882 shares and 9,854 shares issued and outstanding                       99          99
     Additional paid-in capital                                               32,714      32,588
     Accumulated deficit                                                     (21,505)    (16,997)
------------------------------------------------------------------------------------------------
              Total stockholders' equity                                      11,308      15,690
------------------------------------------------------------------------------------------------
              Total liabilities and stockholders' equity                    $ 21,490    $ 24,821
================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

Surgical Laser Technologies, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

                                                                          For the Year Ended
                                                                    Dec. 29,     Dec. 31,    Jan. 1,
                                                                      1996         1995        1995

Net sales                                                           $ 10,974    $ 14,839    $ 21,508
Cost of sales                                                          4,062       6,137       8,014
-----------------------------------------------------------------------------------------------------
Gross profit                                                           6,912       8,702      13,494
-----------------------------------------------------------------------------------------------------
Operating Expenses:
     Selling, general and administrative                               8,072      10,047      10,786
     Product development                                               1,404       2,143       2,068
     Non-recurring charges (credits) (Note 11)                         1,504       1,915        (892)
-----------------------------------------------------------------------------------------------------
                                                                      10,980      14,105      11,962
-----------------------------------------------------------------------------------------------------

Net litigation settlement (Note 4)                                      --         5,926        --
-----------------------------------------------------------------------------------------------------

Operating income (loss)                                               (4,068)        523       1,532

Equity in (income) loss of joint venture                                 164          19          (9)
Other loss                                                                23        --          --
Interest expense                                                         581         624         691
Interest income                                                         (328)       (112)        (89)
-----------------------------------------------------------------------------------------------------
Income (loss) before income taxes                                     (4,508)         (8)        939

Income taxes                                                            --            50          26
-----------------------------------------------------------------------------------------------------
Net income (loss)                                                   $ (4,508)   $    (58)   $    913
=====================================================================================================

Net income (loss) per share                                         $  (0.46)   $  (0.01)   $   0.10
=====================================================================================================

Shares used in calculation of net income (loss) per share              9,866       9,851       9,309
=====================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

Surgical Laser Technologies, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)


                                                           Additional
                                                Common       Paid-In          Accumulated
                                                 Stock       Capital            Deficit           Total
Balance, January 2, 1994                           $90       $30,182               $(17,852)    $12,420
Exercise of stock options (46 shares)               --           115                     --         115
Proceeds from issuance of common
  stock, net of expenses (696 shares)                7         1,913                     --       1,920
Conversion of subordinated notes to
  common stock (70 shares)                           1           316                     --         317
Net income                                          --            --                    913         913
-----------------------------------------------------------------------------------------------------------
Balance, January 1, 1995                            98        32,526                (16,939)     15,685
Conversion of subordinated notes to
  common stock (14 shares)                           1            62                     --          63
Net loss                                            --            --                    (58)        (58)
-----------------------------------------------------------------------------------------------------------
Balance, December 31, 1995                          99        32,588                (16,997)     15,690
Conversion of subordinated notes to
  common stock (28 shares)                          --           126                     --         126
Net loss                                            --            --                 (4,508)     (4,508)
-----------------------------------------------------------------------------------------------------------
Balance, December 29, 1996                         $99       $32,714               $(21,505)    $11,308
===========================================================================================================


The accompanying notes are an integral part of these consolidated financial statements.

Surgical Laser Technologies, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

                                                                                        For the Year Ended
                                                                               Dec. 29,      Dec. 31,        Jan. 1,
                                                                                 1996          1995           1994
Cash Flows From Operating Activities:
   Net income (loss)                                                          $(4,508)       $   (58)       $   913
   Adjustments to reconcile net income  (loss) to net cash
     provided by (used in) operating activities:
      Equity in (income) loss of joint venture                                    164             19             (9)
      Depreciation and amortization                                               981          1,833          2,004
      Imputed interest                                                            (18)           (20)            28
      Non-recurring charges (credits)                                           1,030          3,750           (838)
    (Increase) decrease in assets:
     Accounts receivable                                                          560          1,243         (1,064)
     Inventories                                                                  488            135              8
     Other current assets                                                          61             64             69
     Other assets                                                                   7            (89)            88
    Increase (decrease) in liabilities:
     Accounts payable                                                             308           (832)           (55)
     Accrued liabilities                                                         (422)          (436)             3
--------------------------------------------------------------------------------------------------------------------
       Net cash provided by (used in) operating activities:                    (1,349)         5,609          1,147
--------------------------------------------------------------------------------------------------------------------

Cash Flows From Investing Activities:
    Cash received in acquisition of joint venture                                 190           --             --
    Net purchases of short-term investments                                       (81)        (3,244)          --
    Net additions to property and equipment                                      (334)          (468)          (709)
    Patent costs                                                                  (61)          (672)          (476)
    Investment in joint venture                                                  (200)          (150)          --
--------------------------------------------------------------------------------------------------------------------
       Net cash used in investing activities                                     (486)        (4,534)        (1,185)
--------------------------------------------------------------------------------------------------------------------

Cash Flows From  Financing Activities:
   Payments on long-term debt                                                    (273)          (315)          (606)
   Proceeds from exercised stock options and warrants                            --             --                1
   Proceeds from issuance of common stock                                        --             --            1,920
--------------------------------------------------------------------------------------------------------------------
          Net cash provided by (used in) financing activities                    (273)          (315)         1,315
--------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                           (2,108)           760          1,277

Cash and Cash Equivalents, Beginning of Year                                    4,903          4,143          2,866

--------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents, End of Year                                        $ 2,795        $ 4,903        $ 4,143
====================================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

Surgical Laser Technologies, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 29, 1996

Note 1
Summary of Significant Accounting Policies:

Principles of Consolidation
The accompanying consolidated financial statements include the accounts of Surgical Laser Technologies, Inc. and its wholly owned subsidiaries ("SLT"). All material intercompany balances and transactions have been eliminated.

Nature of Operations
SLT is engaged in the development, manufacture, sale, and rental of proprietary laser systems for both contact and non-contact surgery. SLT's Contact Laser(TM) System is comprised of a portable laser unit that delivers laser energy through Contact Laser Delivery Systems. SLT's current product line includes four portable laser units of various power levels, a family of over 100 laser probes, laser scalpels, fibers and handpieces that provide different Wavelength Conversion(TM) effect properties, power densities and configurations appropriate for cutting, coagulation or vaporization.

Fiscal Year
SLT's fiscal year is the 52- or 53-week period ending the Sunday nearest to December 31. Fiscal years 1996, 1995 and 1994 included 52 weeks.

Cash, Cash Equivalents and Short-term Investments
SLT invests its excess cash in highly liquid short-term investments included in the balance sheet at amortized cost which approximates fair market value. For the purpose of the statements of cash flows, SLT considers all highly liquid investment instruments purchased with an original maturity of three months or less to be cash equivalents. Investments purchased with an original maturity of more than three months are considered short-term investments. Cash, cash equivalents and short-term investments consist of the following:

                                       December 29, 1996      December 31, 1995
                                       -----------------      -----------------
(In thousands)
Cash and money market accounts                      $543                   $544
Repurchase agreements                                540                    274
Certificates of deposit-restricted                   100                    100
Commercial paper                                     832                  3,985
U.S. Government securities                         4,105                  3,244
--------------------------------------------------------------------------------
                                                  $6,120                 $8,147
===============================================================================

Restricted cash at December 29, 1996 and December 31, 1995 consisted of a $100,000 certificate of deposit pledged to American United Life Insurance Company ("AULIC"), as a condition of the first mortgage agreement with AULIC (See Note 9).

Property, Equipment, Depreciation and Amortization
Property and equipment are recorded at cost. Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets, primarily three to ten years for demonstration equipment, furniture and office equipment, machinery and equipment, and 30 years for buildings. Leasehold improvements are amortized over the lesser of their useful lives or the lease term. Expenditures for major renewals and betterments to property and equipment are capitalized, while expenditures for maintenance and repairs are charged to operations as incurred.

Inventories
Inventories are stated at the lower of cost (first-in, first-out basis) or market.

Patent Costs
Costs incurred to obtain or defend patents are capitalized and amortized over the shorter of their estimated useful lives or eight years. Capitalized litigation costs are netted against recoveries if and when a recovery is attained (See Note 4).

Revenue Recognition and Warranty Costs
Upon shipment of its product or delivery of a service, SLT records a sale and accrues the related estimated warranty costs, if any.

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

Supplemental Cash Flow Information
Interest paid was $581,000, $624,000 and $690,000 in 1996, 1995 and 1994,
respectively. Income taxes paid in 1996, 1995 and 1994 were immaterial.

The following non-cash investing and financing activities took place: (i) during 1996 and 1995, $126,000 and $62,000, respectively, of the 8% convertible subordinated notes were converted at the request of the noteholders into common stock at a conversion price of $4.50 per share; (ii) during 1994, SLT settled lawsuits (see Note 6) which reduced the current portion of long-term debt by $950,000 and accounts payable by $16,000; (iii) during 1994, SLT issued additional common stock, valued at the time of issuance at $114,000, in the form of restricted stock awards for bonuses previously accrued; (iv) on September 30, 1996, SLT acquired the remaining 50% interest in the Mediq PRN/SLT joint venture for liabilities assumed (see Note 5).

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

Impairment of Long-Lived Assets
Pursuant to Statement of Financial Accounting Standards ("SFAS") No.121, "Accounting for the Impairment of Long-Lived Assets - and for Long-Lived Assets to be Disposed of," SLT is required to evaluate the impairment of long-lived assets and certain identifiable intangible assets on a periodic basis. SLT reviews the realizability of its long-lived assets and other intangibles by analyzing the projected undiscounted cash flows and adjusts the net book value of the recorded assets when necessary. No such adjustments have been recorded in 1996, 1995 and 1994.

Note 2
Inventories:
(In thousands)
                                           December 29, 1996   December 31, 1995
                                           -----------------   -----------------
Raw materials and work-in-process                    $2,012              $2,158
Finished goods                                        1,522               1,708
================================================================================
                                                     $3,534              $3,866
================================================================================

Note 3
Property and Equipment and Property Held for Sale:
(In thousands)

Property and Equipment:                  December 29, 1996     December 31, 1995
                                         -----------------     -----------------
  Land                                                 --                  $750
  Building                                             --                 6,047
  Furniture and office equipment                    3,534                 3,729
  Demonstration equipment                           1,706                 1,661
  Machinery and equipment                           2,535                 1,957
  Leasehold improvements                              141                   454
--------------------------------------------------------------------------------
                                                   $7,916               $14,598
Less-Accumulated depreciation
 and amortization                                  (5,591)               (6,348)
--------------------------------------------------------------------------------
  Property and equipment, net                      $2,325                $8,250
================================================================================

At December 29, 1996, net property and equipment included $440,000 for assets recorded under capitalized lease arrangements (see Note 5). The related lease obligation of $952,000 was included in long-term debt at December 29, 1996 (see
Note 9).


Property held for sale:                December 29, 1996     December 31, 1995
                                       -----------------     -----------------
  Land held for sale                                $750                     --
  Building held for sale                           6,047                     --
-------------------------------------------------------------------------------
                                                  $6,797                     --
Less-Accumulated depreciation
 and amortization                                 (1,161)                    --
===============================================================================
  Property held for sale, net                     $5,636                     --
===============================================================================

In July 1996, SLT relocated its administration, research and manufacturing operations from its owned facility in Oaks, Pennsylvania and its leased facility in Oaks, Pennsylvania to a leased facility in Montgomeryville, Pennsylvania. The land and building of the owned facility in Oaks has a net book value of $5,636,000 at December 29, 1996, and is included in property held for sale in the accompanying consolidated balance sheets. SLT entered into an agreement to sublease this facility in July 1996, for three years. The agreement provides for a $4,750,000 purchase option in 1999. The excess of the depreciation expense and moving costs over the lease income is recorded as other expense in the accompanying consolidated statements of operations. Future undiscounted cash flows from rents and proceeds from the sale of the property exceed the net book value of the property at December 29, 1996.

Note 4
Patents and Licensed Technology:
(In thousands)
                                        December 29, 1996   December 31, 1995
                                        -----------------   -----------------
Patents, net of accumulated
  amortization of $361 and $351                     $571                $520
Licensed technology, net of
  accumulated amortization
  of $9 and $4 (see Note 6)                           39                  44
-------------------------------------------------------------------------------
                                                    $610                $564
-------------------------------------------------------------------------------

In December 1995, SLT settled its outstanding litigation with Laser Industries Ltd. and its subsidiary Sharplan Lasers, Inc. for $8,125,000. In accordance with SLT's accounting policy, that portion of the capitalized patent asset representing legal fees of $2,199,000 was charged against the proceeds, resulting in a net settlement of $5,926,000 (see Note 11).

In the fourth quarter of 1995, SLT wrote off the remaining unamortized portion of the costs capitalized in the December 1990 technology acquisition from Advanced Laser Systems Technology (see Note 6 and Note 11).

Note 5
Acquisition of Joint Venture:

On September 30, 1996, SLT acquired the remaining 50% interest in the Mediq PRN/SLT joint venture held by Mediq PRN for the assumption of outstanding liabilities. The joint venture company was formed in the third quarter of 1993 to provide rentals of lasers and related equipment to hospitals and other health care providers. Prior to the acquisition, the investment in Mediq PRN/SLT was recorded using the equity method of accounting. Sales to Mediq PRN/SLT were recorded at an arms-length price. Under the equity method, 50% of the gross margin from sales to the joint venture was deferred and amortized to income as the related asset was used by the joint venture. SLT's sales to Mediq PRN/SLT were $131,000, $916,000 and $1,440,000 for the nine months ended September 29, 1996 and the fiscal years ended December 31, 1995 and January 1, 1995, respectively. SLT contributed $200,000 and $150,000 of capital to the joint venture in 1996 and 1995, respectively.

The acquisition of Mediq PRN/SLT was accounted for as a purchase acquisition and, accordingly, the results of operations of Mediq PRN/SLT for the periods from the date of acquisition are included in the accompanying consolidated financial statements.

On September 29, 1996, prior to the acquisition, SLT's investment in Mediq PRN/SLT and the deferred gross profit on sales to Mediq PRN/SLT were $380,000 and $280,000, respectively, resulting in a net investment of $100,000. As of the acquisition date, the fair value of the net assets of the joint venture exceeded SLT's net investment by $218,000 which was used to reduce the net book value of rental equipment. The net investment of $100,000 was allocated to the assets purchased and liabilities assumed, based upon the fair values on the date of acquisition, as follows (in thousands):

Current assets, excluding cash acquired                    $360
Rental equipment                                            669
Other assets                                                 17
Other liabilities                                          (140)
Long-term debt                                             (996)
----------------------------------------------------------------
                                                            (90)
Cash acquired                                               190
----------------------------------------------------------------
                                                           $100
================================================================

The rental equipment acquired includes $464,000 of lasers which are being accounted for as capital lease equipment under the guidelines of SFAS No. 13 and are recorded within property, plant and equipment on the balance sheet at December 29, 1996 (see Note 3). These lasers are being depreciated over a three year period. The long term debt associated with these lasers is recorded within both current and long-term debt in the consolidated balance sheet at December 29, 1996 (see Note 9).

The pro forma combined results of operations of SLT and Mediq PRN/SLT on the basis that the acquisition had taken place and was recorded as of the beginning of the fiscal year for each period presented is as follows:

(In thousands, except per share amounts)               1996              1995
-----------------------------------------------------------------------------

Net sales                                             $11,790          $15,506
Net loss                                               (4,813)             337
Net loss per share                                     $(0.49)           $0.03


In management's opinion, the unaudited pro-forma combined results of operations are not indicative of the actual results that would have occurred had the acquisition been consummated at the beginning of 1996 or at the beginning of 1995 or of future operations of the combined companies under the ownership and management of SLT.

Note 6
Purchase of Technology License:

In December 1990, SLT purchased from Advanced Laser Systems Technology, Inc. ("ALST") and its four principals an exclusive license for the use of certain laser technology. The purchase price of $2,000,000 was recorded at its present value and was being amortized on a straight-line basis over five to seven years. In connection with the purchase of the license, SLT and the principals of ALST entered into covenants not-to-compete. These agreements had aggregate payments of $1,000,000, were recorded at their present value and were amortized on a straight-line basis over five to eight years. Of the purchase price for the license agreement and the covenants not-to-compete, $2,050,000 was paid through 1992 and the balance was paid in the June 1994 settlement of SLT's legal dispute with ALST (see Note 11).

In the fourth quarter of 1995, the remaining unamortized balances of the license agreement and the non-compete agreements, amounting to $697,000, were written off, reflecting that the major period of economic benefit from the agreements had expired.

During 1995, SLT paid $252,000 to the principals of ALST under consulting agreements. This amount was charged to expense as incurred.

Note 7
Short-Term Borrowings:

At December 29, 1996 and December 31, 1995, SLT had a $2,750,000 line of credit with its bank. The line of credit provides for a $750,000 sub-line for letters of credit. Under its sub-line, SLT issued a letter of credit for $515,000 at December 31, 1996, which replaced the letter of credit issued in 1995 of $576,000, in favor of Montgomery County Industrial Development Corporation ("MCIDC") under the terms of the Mortgage and Security Agreement. Additionally, in 1996, SLT issued a letter of credit for $17,510 to its lessor, Nappen Associates, in compliance with the lease agreement. Other than for these letters of credit and other minor trade letters of credit issued from time to time, there were no other borrowings on the line at any time during 1996 and 1995. Borrowings on the line are secured by SLT's accounts receivable and inventories and bear interest at the bank's prime rate plus 1/2%. Borrowings on the line are subject to certain covenants, as defined, with which SLT was in compliance at December 29, 1996 and December 31, 1995. This credit facility expires on June 30, 1997.

Note 8
Accrued Liabilities:
(In thousands)

                                       December 29, 1996     December 31, 1995
                                       -----------------     -----------------
Consolidation and relocation
 expenses (see Note 11)                           $1,113                   $375
Accrued royalties                                    335                    227
Deferred revenues an
  gross profits                                      226                    732
Accrued compensation                                 100                    180
Other                                                532                    649
-------------------------------------------------------------------------------
                                                  $2,306                 $2,163
===============================================================================

Note 9
Long-term Debt:
(In thousands)
                                        December 29, 1996     December 31, 1995
                                        -----------------     -----------------
Mortgage loans                                     $4,487                $4,689
Convertible subordinated
 notes                                              1,660                 1,786
Capital lease obligations
 (see Note 3 and 5)                                   952                    26
--------------------------------------------------------------------------------
                                                    7,099                 6,501
Less-Current portion                                 (468)                 (212)
-------------------------------------------------------------------------------
                                                   $6,631                $6,289
================================================================================

At December 29, 1996, mortgage loans included $3,057,000 remaining on a 10.5% mortgage note, payable through 2011; and $1,430,000 remaining on a 3% mortgage note, payable through 2006. The 10.5% note, held by AULIC, contains a provision which prohibits prepayment until 2001 and is collateralized by restricted cash of $100,000 and property and improvements. The 3% note is held by MCIDC on behalf of the Pennsylvania Industrial Development Authority. A condition of this note requires SLT to grant a security interest in assets equal to fifty percent of the principal balance. At December 29, 1996, this condition was met by a letter of credit (see Note 7), a first security interest in certain fixed assets and a second security interest in SLT's accounts receivable and inventory. The 3% note also incorporated certain job creation targets which SLT did not satisfy. PIDA has advised SLT that it does not intend to adjust the interest rate as a result of such nonfulfillment.

The convertible subordinated notes bear interest at 8%, become due in July 1999 and require interest payments quarterly. The notes were issued as part of a settlement of stockholder class-action litigation against SLT and certain directors and officers in 1992. The notes are convertible at the option of the holders into shares of SLT's common stock at a conversion price of $4.50 and may be prepaid, without penalty, if the fair value of SLT's common stock exceeds 125% of the conversion price for a specified period.

The obligations under capital leases are at fixed interest rates ranging from 1.75% to 13.44% and are collateralized by the related property, plant and equipment (see Note 3).

Future minimum rentals for property under capital leases are as follows (in thousands of dollars):

Year                                                                  Amount
-----------------------------------------------------------------------------
1997                                                                    $366
1998                                                                     353
1999                                                                     333
2000                                                                     138
-----------------------------------------------------------------------------
Total minimum lease obligation                                         1,190
Less: Interest                                                          (238)
-----------------------------------------------------------------------------
Present value of total minimum lease obligation                         $952
=============================================================================

The amount of long-term debt (excluding obligations under capital leases) maturing in each of the next five years is $215,000 in 1997, $229,000 in 1998, $1,904,000 in 1999, $260,000 in 2000, $278,000 in 2001 and $3,261,000 in 2002
and thereafter.

Note 10
Stock Options:

Under SLT's Non-Qualified Stock Option Plan, Incentive Stock Option Plan, Equity Incentive Plan and Stock Option Plan for Outside Directors, an aggregate of 2,929,530 options for the purchase of Common Stock may be granted to certain officers, directors, key employees and others. Options under all plans expire no more than 10 years from the date of grant and have varying vesting schedules.

The Company accounts for the Option Plan under APB Opinion No.25, under which no compensation cost has been recognized. Had compensation cost for the Option
Plan been determined consistent with SFAS No.123, "Accounting for Stock-Based Compensation," the Company's net loss would have been increased by approximately $251,000 and $95,000 for the years ended December 29, 1996 and December 31, 1995, respectively. The Company's net loss per share would have been increased by approximately $.02 and $.01 for the year ended December 29, 1996 and December 31, 1995, respectively.

The fair value of options granted at market during the year ended December 29, 1996 and December 31, 1995, was estimated at $854,000 and $378,262, respectively. There were no options granted below market or above market during the two years. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rate of 6.360% and 7.153% for 1996 and 1995 grants, respectively; an expected life of eight years; dividend yield of zero; and the historical actual volatility of .777 for all grants. Because the SFAS No.123 method of accounting is not required to be applied to options granted prior to January 2, 1995, the resulting pro forma compensation charge may not be representative of that to be expected in future years.

The following table summarizes the option activity under the option plan

                                                                Option        Average
                                                Shares           Price         Price
                                                ------           -----         -----
Outstanding options at January 2, 1994          919,873       $2.30-20.17       $7.71
Granted                                         669,624        2.38- 4.25        3.03
Exercised                                       (46,075)       2.50- 4.00        2.52
Canceled                                        (36,294)       2.30-16.33        5.21
--------------------------------------------------------------------------------------
Outstanding options at January 1, 1995        1,507,128        2.38-20.17        5.85
Granted                                         195,900        1.56- 2.63        2.42
Canceled                                       (208,742)       2.00-15.00        5.65
--------------------------------------------------------------------------------------
Outstanding options at December 31, 1995      1,494,286        1.56-20.17        5.43
Granted                                         625,900        1.25- 3.13        1.72
Canceled                                       (199,539)       1.25-20.17       10.36
--------------------------------------------------------------------------------------
Outstanding options at December 29, 1996      1,920,647      $1.25 -15.00       $3.71
======================================================================================

At December 29,1996, there were 1,059,656 options vested and exercisable and 546,923 options were available for grant. The following table summarizes the options outstanding and exercisable by price range at December 29, 1996:


                                    OPTIONS OUTSTANDING                OPTIONS EXERCISABLE
                                    -------------------                -------------------
                                                 Weighted
                                                  Average    Weighted
                                                Remaining     Average                          Weighted
  Range of Exercise            Number         Contractual    Exercise         Number            Average
             Prices       Outstanding                Life       Price    Exercisable     Exercise Price
--------------------------------------------------------------------------------------------------------
 $1.2500 -   $3.5000        1,194,852               8.40      $2.1146         426,921           $2.2519
 $3.6875 -   $5.3800          221,002               6.02      $4.3604         169,942           $4.3931
 $5.5000 -   $7.0000          322,036               5.13      $6.0572         280,036           $6.0943
  $8.6000 - $15.0000          182,757               3.32      $9.2238         182,757           $9.2238
--------------------------------------------------------------------------------------------------------
  $1.2500 - $15.0000        1,920,647               7.10      $3.7106       1,059,656           $4.8131
========================================================================================================

Note 11
Non-recurring Items:

In 1996, SLT recorded non-recurring special charges of $1,504,000, which included $303,000 in leasehold improvement write-offs related to the Company's Oaks, PA manufacturing facility, $1,151,000 for severance and other costs associated with manpower reductions and restructuring and $50,000 for additional costs associated with sub-leases in Hebron, Kentucky.

In 1995, SLT recorded non-recurring special charges of $1,915,000, which included an $828,000 write-down of certain sharpened fiber inventories, a $697,000 write-off of certain intangible assets acquired in the 1990 technology acquisition from ALST (see Note 6) and $390,000 for severance and other costs associated with a workforce reduction.

In 1994, SLT recorded a net benefit of $838,000, which was the net effect of the settlement of a lawsuit with ALST and its principals (see Note 6) partially offset by a separate legal settlement with a former distributor. As part of the settlement with ALST and principals thereof, payments due to ALST from SLT under the original 1990 agreements were offset against amounts due in settlement of such lawsuits, resulting in a benefit of $966,000. In the same period, SLT settled a lawsuit with a former distributor for a total charge to SLT of $250,000, of which all but $128,000, including $54,000 of interest expense, had previously been accrued by SLT. The net benefit is reflected in the consolidated statement of operations as a non-recurring credit to operating expenses of $892,000 and interest expense of $54,000.

Note 12
Retirement Savings Plan:

SLT has a defined contribution retirement plan for the benefit of all eligible employees. The plan is qualified under Section 401(k) of the Internal Revenue Code and provides for discretionary matching contributions by SLT of 50% of pretax contributions by an employee, up to a maximum of 6% of the employee's compensation. SLT has not made matching contributions in 1996, 1995 or 1994.

Note 13
Income Taxes:

SLT accounts for income taxes pursuant to SFAS No. 109, "Accounting for Income Taxes". SFAS No. 109 is an asset-and-liability approach that requires the recognition of deferred tax assets and liabilities for the expected tax consequences of events that have been recognized in SLT's financial statements or tax returns.

In 1994 and 1995, the Company recorded provisions for accrued Federal alternative minimum taxes ("AMT") and certain state income taxes. No provision was recorded in 1996 due to incurred losses. Any other tax provisions in 1994, 1995 and 1996, including accrual adjustments for prior periods, were completely offset by changes in the deferred tax valuation allowances, primarily due to the utilization of operating loss carryforwards.

Income tax expense (benefit) consists of the following
(in thousands of dollars):

                                          1996           1995             1994
                                          ----           ----             ----
Federal including AMT tax
  Current                                 $ -             $25             $ -
  Deferred                             (1,711)           (140)            355
State
  Current                                   -              25              26
  Deferred                                (61)            (52)            118
------------------------------------------------------------------------------
                                       (1,772)           (142)            499
Change in valuation allowance           1,772             192            (473)
------------------------------------------------------------------------------
Income tax expense                         $0             $50             $26
==============================================================================

SLT has no income that is subject to foreign taxes.

A reconciliation of the effective tax rate with the Federal statutory tax rate is as follows (in thousands of dollars):

                                                  1996        1995      1994
                                                  ----        ----      ----

Expected Federal tax expense
 (benefit) at 34% rate                           $(1,532)        $(3)     $319
Change in valuation allowance                      1,772         192      (473)
Other                                               (240)       (189)      154
State income tax, net of
 Federal benefit                                       -          25        26
AMT tax                                                -          25         -
-------------------------------------------------------------------------------
Income tax expense                                    $0         $50       $26
===============================================================================

As of December 29, 1996, SLT had approximately $23,426,000 of Federal net operating loss carryforwards, which begin to expire in 2001. Included in the aggregate net operating loss carryforward are $6,865,000 of tax deductions related to equity transactions, the benefit of which will be credited to stockholders' equity, if and when realized against taxes not reducible by other deductions. In addition, SLT had approximately $711,000 of Federal tax credit carryforwards which begin to expire in 1998. Net deductible temporary differences were approximately $2,421,000 at December 29, 1996.

The balance of the net deferred tax asset as of the beginning of 1994 was $8,529,000, comprised of: $6,708,000 ascribed to net operating loss carryforwards; $1,306,000 ascribed to temporary differences; $515,000 ascribed to tax credit carryforwards and expected credits from AMT tax payments. Offsetting the beginning balance was a commensurate valuation allowance. The ending balances of the net deferred tax asset have also been fully reserved, reflecting the uncertainties as to realizability evidenced by SLT's historical results and the general market conditions being experienced.

The changes in the net deferred tax asset are as follows (in thousands of dollars):

                                                            1996            1995           1994
                                                            ----            ----           ----

Beginning balance, gross                                   $8,248          $8,056         $8,529
Net changes due to:
     Operating loss carryforwards, valued at 35%            1,346            (193)           338
     Temporary differences, valued at 40%                     150             378           (866)
     Carryforward & AMT credits                               276               7             55
-------------------------------------------------------------------------------------------------
Ending balance, gross                                      10,020           8,248          8,056
Less:  valuation allowance                                 10,020           8,248          8,056
-------------------------------------------------------------------------------------------------
Ending balance, net                                            $0              $0             $0
=================================================================================================

Deferred tax assets (liabilities) are comprised of the following
(in thousands of dollars):

                                                            1996        1995         1994
                                                            ----        ----         ----
Assets:
 Temporary differences
  Bad debts                                                 $151          $75         $72
  Deferred R&D costs                                         176          287         423
  Inventoriable costs                                         26           25          53
  Inventory reserves                                         470          463         466
  Relocation reserve                                         155          175         155
  Severance                                                  249           34           -
  Warranty                                                     9           38          67
  Misc. temporary differences                                167          156           -
Loss carryforwards                                         8,199        6,853       7,046
Carryforward & AMT credits                                   853          577         570
------------------------------------------------------------------------------------------
Gross deferred tax assets                                 10,455        8,683       8,852
------------------------------------------------------------------------------------------
Liabilities:
Temporary differences
  Depreciation                                              (435)        (435)       (466)
  Misc. temporary differences                                  -            -        (330)
------------------------------------------------------------------------------------------
Gross deferred tax liabilities                              (435)        (435)       (796)
------------------------------------------------------------------------------------------
Net deferred net tax asset, before valuation              10,020        8,248       8,056
Valuation allowance                                      (10,020)      (8,248)     (8,056)
------------------------------------------------------------------------------------------
Net deferred tax asset, after valuation                       $0           $0          $0
==========================================================================================

The average Federal and state income tax rate (net of Federal benefit) used to value operating loss carryforwards is 35%, due principally to more stringent usage requirements for loss carryforwards in Pennsylvania.

Note 14
Related Party Transactions:

A partner in the firm which acts as primary legal counsel to SLT is also a director and stockholder of SLT. In 1996, 1995 and 1994, the firm's legal fees were approximately $388,000, $491,000 and $237,000 respectively.

In September 1995, SLT made an $82,000 equity investment, which represents an 11% interest, in the common stock of one of its international distributors. SLT accounts for this investment using the cost method. SLT's sales to the distributor were $144,000, $533,000 and $392,000 for the fiscal years ended December 29, 1996, December 31, 1995 and January 1, 1995, respectively. Accounts receivable from sales to the distributor were $245,000 and $256,000 at December 29, 1996 and December 31, 1995, respectively. SLT's Chief Executive Officer is a member of the distributor's Board of Directors.

During 1994, SLT entered into a License Agreement with Fuller Research Corporation for certain fiber delivery system technology. The principal stockholder of Fuller Research Corporation was an executive officer of SLT until November 1996. The licensed technology was patented by Fuller Research Corporation before its principal stockholder became an executive of SLT. SLT paid $34,213, $24,000 and $14,000 in royalties under the terms of the license agreement in 1996, 1995 and 1994 respectively.

During 1994, SLT entered into an Investment Agreement with Kontron Instruments Holding N.V. (Kontron Instruments) under the terms of which Kontron Instruments made a $2.0 million equity investment in SLT, representing a 7% ownership position in SLT. Kontron Instruments Holding N.V. is the parent company of Kontron Instruments group, a European medical instruments manufacturer, which operates as SLT's market development and distribution partner throughout most of Europe. SLT's sales to Kontron Instruments were $433,000, $792,000 and $1,021,000 for the fiscal years ended December 29, 1996, December 31, 1995 and January 1, 1995, respectively. Accounts receivable from sales to Kontron Instruments were $149,000 and $279,000 at December 29, 1996 and December 31, 1995, respectively. The Chief Executive Officer of Kontron Instruments Holding, N.V. is a member of SLT's Board of Directors.

Note 15
Business Segment and Geographic Data:

SLT is engaged in one business segment: the design, development, manufacture and marketing of laser products for medical applications. SLT's customers are primarily hospitals and medical centers. Net sales by geographic areas are as follows (in thousands of dollars):
                          1996                 1995                 1994
                          ----                 ----                 ----
Domestic                 $8,444               $11,758              $16,756
Foreign                   2,530                 3,081                4,752
---------------------------------------------------------------------------
                        $10,974               $14,839              $21,508
===========================================================================

Note 16
Commitments and Contingencies:

As of December 29, 1996, SLT was a defendant in two pending lawsuits for which management believes SLT has meritorious defenses. SLT therefore has not made any accrual for the ultimate resolution of these lawsuits. Based on its defenses in these actions, SLT firmly believes that neither Trimedyne nor Norio Daikuzono, the plaintiffs in the two lawsuits pending against SLT, will prevail, although no assurance can be given that SLT will not sustain an unfavorable outcome. If SLT does not prevail, SLT cannot now provide any reliable measure of its prospective loss.

SLT leases office space and equipment under various non-cancelable operating leases. For fiscal 1996, 1995 and 1994, rent expense was $540,000, $427,000, and $445,000, respectively, and related primarily to facilities in Montgomeryville, Pennsylvania; Oaks, Pennsylvania; and Hebron, Kentucky. The Hebron facility was vacated in 1991 as a result of SLT's decision to consolidate and relocate manufacturing and warehousing activities to Pennsylvania and has subsequently been sublet (see Note 11). The Oaks, Pennsylvania facility lease expired in January 1997 and was not renewed. Future minimum rental payments under operating leases are as follows (in thousands of dollars):

                                                                              2001 and
                                1997       1998        1999         2000      Thereafter
----------------------------------------------------------------------------------------
Minimum rental payments         $533       $521         $509        $410         $106
Less:  Sublease payments        (180)      (168)        (150)       (100)           0
----------------------------------------------------------------------------------------
Net rental payments             $353       $353         $359        $310         $106
========================================================================================

SLT has severance agreements with certain key executives which create certain liabilities in the event of their termination of employment without cause, or following a change in control of SLT. The aggregate commitment under these executive severance agreements, should all covered executives be terminated other than for cause, was approximately $588,000 at December 29, 1996. Should all covered executives be terminated following a change in control of SLT, the aggregate commitment under these executive severance agreements at December 29, 1996 was approximately $668,000.

Note 17
Quarterly Financial Data (Unaudited):

                                                    For the Quarter Ended
                                               (In thousands, except per share)
---------------------------------------------------------------------------------------------
1996                                     March 31      June 30        Sept. 29      Dec. 29
---------------------------------------------------------------------------------------------
Net sales                                $2,765         $2,784         $2,416        $3,009
Gross profit                              1,715          1,855          1,576         1,766
Net loss (1)                               (820)          (941)        (2,483)         (264)
Net loss per share                       $(0.08)        $(0.10)        $(0.25)       $(0.03)
---------------------------------------------------------------------------------------------
1995                                     April 2        July 2         Oct. 1       Dec. 31
---------------------------------------------------------------------------------------------
Net sales                                $4,167         $3,806         $3,082        $3,784
Gross profit                              2,503          2,164          1,749         2,286
Net income (loss) (2)                    (1,261)        (1,684)          (996)        3,883
Net income (loss) per share              $(0.13)        $(0.17)        $(0.10)       $(0.39)

---------------------------------------------------------------------------------------------
1994                                     April 3        July 3         Oct. 2        Jan. 1
---------------------------------------------------------------------------------------------
Net sales                                $4,665         $5,304         $5,833        $5,706
Gross profit                              2,833          3,388          3,642         3,631
Net income (loss) (3)                      (255)           950            203            15
Net income (loss) per share              $(0.03)         $0.10          $0.02         $0.01

=============================================================================================

(1) Includes non-recurring charge of $1,504,000 for the quarter ended September 29, 1996 (see Note 11).

(2) Includes net non-recurring charges of $390,000 and $1,525,000 for the quarters ended July 2 and December 31, 1995, respectively (see Note 11), and net patent litigation settlement of $5,926,000 for the quarter ended December 31,1995 (see Note 4).

(3) Includes net non-recurring credits of $838,000 for the quarter ended July 3, 1994 (see Note 11).

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

       COLUMN A             COLUMN B           COLUMN C                               COLUMN D           COLUMN E
       --------             --------           --------                               --------           --------
                                                 Additions Charged to
                                                 --------------------

                            Balance at                                                                   Balance at
                            Beginning of       Cost and          Other                                   End of
Description                 Period             Expenses          Accounts            Deductions (1)      Period
-----------------------------------------------------------------------------------------------------------------------
                                                    (In thousands)

FOR THE YEAR ENDED
DECEMBER 29, 1996

Reserve for Doubtful
Accounts
                              $118               $258                 -                 $260               $116
=======================================================================================================================

FOR THE YEAR ENDED
DECEMBER 31, 1995

Reserve for Doubtful
Accounts
                              $110                $8                  -                   -                $118
=======================================================================================================================

FOR THE YEAR ENDED
JANUARY 1, 1995

Reserve for Doubtful
Accounts.
                              $105                $27                 -                  $22               $110
=======================================================================================================================

(1) Represents write-offs of specific accounts receivable.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

        Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant

The response to this item with respect to Registrant's directors is incorporated by reference to Registrant's Proxy Statement for its 1997 Annual Meeting of Stockholders, which will be filed separately with the Securities and Exchange Commission pursuant to Rule 14a-6 under the Securities Exchange Act of 1934. The response to this item with respect to Registrant's executive officers is incorporated by reference to Part I of this Form 10-K Report.

Item 11. Executive Compensation
The response to this item is incorporated by reference to Registrant's Proxy Statement for its 1997 Annual Meeting of Stockholders, which will be filed separately with the Securities and Exchange Commission pursuant to Rule 14a-6 under the Securities Exchange Act of 1934, as amended.


Item 12. Security Ownership of Certain Beneficial Owners and Management
The response to this item is incorporated by reference to Registrant's Proxy Statement for its 1997 Annual Meeting of Stockholders, which will be filed separately with the Securities and Exchange Commission pursuant to Rule 14a-6 under the Securities Exchange Act of 1934, as amended.


Item 13. Certain Relationships and Related Transactions
The response to this item is incorporated by reference to Registrant's Proxy Statement for its 1997 Annual Meeting of Stockholders, which will be filed separately with the Securities and Exchange Commission pursuant to Rule 14a-6 under the Securities Exchange Act of 1934, as amended.

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.
(a) 1.   Financial Statements                                             Page
         -------------------                                              ----

Consolidated Balance Sheets at December 29, 1996
  and December 31, 1995..................................................  23

Consolidated Statements of Operations for each of
  the three years in the period
  ended December 29, 1996................................................  24

Consolidated Statements of Stockholders' Equity
  for each of the three years in the
  period ended December 29, 1996 ........................................  25

Consolidated Statements of Cash Flows for each
  of the three years in the
  period ended December 29, 1996 ........................................  26

Notes to Consolidated Financial Statements...............................  27
Report of Independent Public Accountants.................................  22

    2.   Financial Statement Schedules                                    Page
         -------------------                                              ----

Schedule II - Valuation and Qualifying Accounts
  for the Years Ended December 29, 1996
  and December 31, 1995.................................................  41

Other schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the consolidated financial statements or notes thereto.

    (b)  Reports on Form 8-K
         -------------------

No reports on Form 8-K were filed during the fourth quarter of the fiscal year ended December 29, 1996.

   (c)   Exhibits
         -------------------


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

10.2 Lease Agreement dated October 9, 1991 between Registrant and Tioga Leasing Corporation, incorporated by reference to Exhibit 10.2 filed with Registrant's 1991 Form 10-K, as amended pursuant to Termination and Release Agreement dated January 10, 1997 between Registrant and Suburban Management Co. Inc.

10.3 1986 Incentive Stock Option Plan of Registrant, as amended through November 29, 1989, incorporated by reference to Exhibit 4(A) filed with Registrant's Form S-8 Registration Statement filed on December 29, 1989, Registration No. 33-32835 (the "1989 Form S-8").


10.4 1986 Non-Qualified Stock Option Plan of Registrant, as amended through November 29, 1989, incorporated by reference to Exhibit 4(B) filed with the 1989 Form S-8.

10.5* Registrant's Equity Incentive Plan, as amended through October 10, 1996, incorporated by reference to Exhibit 4 filed with Registrant's Form S-8 Registration Statement filed on January 3, 1997, Registration No. 333-19229.

10.6* Second Amended and Restated Stock Option Plan for Outside Directors of Registrant, incorporated by reference to Exhibit 4(B) filed with Registrant's Form S-8 Registration Statement filed on August 19, 1994, Registration No. 33-83074 (the "1994 Form S-8").

10.7 Collaboration and Assignment Agreement dated as of March 7, 1995 among Registrant, Daniel M. Schuman, M.D. and the AMERICA Charitable Fund, incorporated by reference to Exhibit 10.7 filed with Registrant's Amendment No. 1 to Annual Report on Form 10-K/A filed on August 28, 1996 (the "1995 Form 10-K/A").

10.8* Employment Agreement dated as of May 11, 1990 between Registrant and James R. Appleby, Jr., incorporated by reference to Exhibit 10.10 filed with the 1990 Form 10-K; as amended pursuant to a Letter Agreement between Registrant and Mr. Appleby dated January 7, 1992, incorporated by reference to Exhibit 10.11 filed with Registrant's 1991 Form 10-K; as amended pursuant to Letter Agreements between Registrant and Mr. Appleby dated June 11, 1992 and February 3, 1993, incorporated by reference to Exhibit 10.9 filed with Registrant's Annual Report on Form 10-K for the fiscal year ended January 3, 1993 filed on April 19, 1993 (the "1992 Form 10-K"); and as amended pursuant to a Letter Agreement dated March 15, 1994 between Registrant and Mr. Appleby, incorporated by reference to Exhibit 10.8 filed with Registrant's Annual Report on Form 10-K for the fiscal year ended January 2, 1994 filed on April 1, 1994 (the "1993 Form 10-K"), and as amended pursuant to Severance Agreement dated August 11, 1996 between Registrant and Mr. Appleby, incorporated by reference to Exhibit 10.1 filed with Registrant's Form 10-Q for the fiscal quarter ended September 29, 1996 filed on November 15, 1996 (the "Third Quarter 1996 Form 10-Q").

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

10.13 Installment Sale Agreement dated September 14, 1990 between SLT Properties, Inc. and Montgomery County Industrial Development Corporation, incorporated by reference to Exhibit 10. 14 filed with the 1990 Form 10-K, as amended pursuant to the Amended and Restated Installment Sale Agreement dated November 25, 1991 between SLT Properties, Inc. and Montgomery County Industrial Development Corporation, incorporated by reference to Exhibit 10.22 filed with Registrant's 1991 Form 10-K.

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

         26, 1993, incorporated by reference to Exhibit 10. 15 filed with Registrant's 1993 Form 10-K; as amended pursuant to a Second Amendment thereto dated January 19, 1995, incorporated by reference to Exhibit
         10.15 filed with Registrant's Annual Report on Form 10-K for the fiscal year ended January 1, 1995 filed on April 3, 1995 (the "1994 Form 10-K"); as amended pursuant to a Third Amendment thereto dated December 20, 1995 and as amended pursuant to a Letter Agreement accepted March 14, 1996 filed with Registrant's 1995 Form 10-K/A.

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

10.36* Form of Agreements dated June 12, 1992 between Registrant and Executive Officers with respect to severance and change of control benefits, incorporated by reference to Exhibit 10.40 filed with Registrant's 1992 Form 10-K, as amended by Letter Agreement dated January 24, 1997.

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

10.43 Amendment to Confidentiality and Non-Compete Agreement dated April 28, 1994 between Registrant and Terry A. Fuller, amending Confidentiality and Non-Compete Agreement dated June 6, 1990, incorporated by reference to Exhibit 10.43 filed with Registrant's 1994 Form 10-K, as amended pursuant to Severance Agreement dated November 5, 1996, between Registrant and Dr. Fuller, incorporated by reference to Exhibit 10.3 filed with Registrant's Third Quarter 1996 Form 10-Q, and as further amended pursuant to Addendum dated December 20, 1996, between Registrant and Dr. Fuller.

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

10.47 $629,430.53 Standby Letter of Credit dated as of January 1, 1995 issued by Meridian Bank to Montgomery County Industrial Development Corporation for the account of Registrant, incorporated by reference to
         Exhibit 10.47 filed with Registrant's 1994 Form 10-K, as amended by an Amendment dated December 22, 1995 reducing the amount of the Letter of Credit to $575,607, incorporated by reference to Exhibit 10.47 filed with Registrant's 1995 Form 10-K.

10.48 Sublease Agreement dated March 21, 1996 among Registrant; SLT Properties, Inc.; and Suburban Cable TV Co., Inc., incorporated by reference to Exhibit 10.48 filed with Registrant's Form 10-Q for the fiscal quarter ended June 30, 1996 filed on August 19, 1996 (the "Second Quarter 1996 Form 10-Q").

10.49 Subordination, Non-Disturbance and Attornment Agreement dated April 30, 1996, and delivered May 13, 1996, among Registrant; SLT Properties, Inc.; Suburban Cable TV Co., Inc.; and American United Life Insurance Company, incorporated by reference to Exhibit 10.50 filed with Registrant's Second Quarter 1996 Form 10-Q.

10.50 Non-Disturbance, Subordination and Attornment Agreement dated August 1, 1996, among Montgomery County Industrial Development Corporation; SLT Properties, Inc., Registrant; and Suburban Cable TV Co., Inc., incorporated by reference to Exhibit 10.6 filed with Registrant's Third Quarter 1996 Form 10-Q.

10.51 Non-Disturbance, Subordination and Attornment Agreement dated October 22, 1996 among Pennsylvania Industrial Development Authority; SLT Properties, Inc.; Registrant; and Suburban Cable TV Co., Inc.

10.52 Lease Agreement dated May 29, 1996, between Registrant and Nappen & Associates, incorporated by reference to Exhibit 10.51 filed with Registrant's Second Quarter 1996 Form 10-Q.

10.53 Employment Agreement dated August 5, 1996, between Registrant and W. Keith Stoneback, incorporated by reference to Exhibit 10.1 filed with Registrant's Third Quarter 1996 Form 10-Q.

10.54*   Registrant's 1997 Executive Staff Bonus Program adopted January 17,
         1997.

10.55 Property Agreement dated October 30, 1996, among Registrant, Terry A. Fuller, and Fuller Research Corporation, incorporated by reference to
         Exhibit 10.4 filed with Registrant's Third Quarter 1996 Form 10-Q.

10.56 Amendment to the Joint Venture and other Agreements dated September 30, 1996, among Registrant; Mediq/PRN Life Support Services, Inc.; and Mediq PRN/SLT, incorporated by reference to Exhibit 10.5 filed with Registrant's Third Quarter 1996 Form 10-Q.

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


Dated:   March 30, 1997                     SURGICAL LASER TECHNOLOGIES, INC.

                                            By: /s/ W.Keith Stoneback
                                               ------------------------------
                                            W. Keith Stoneback
                                            President and Chief Executive
                                            Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signatures                         Title                                  Date
----------                         -----                                  ----

/s/ W. Keith Stoneback             President, Chief                       March  30, 1997
-----------------------------      Executive Officer and
W. Keith Stoneback                 Director (principal executive
                                   officer)

/s/ Michael R. Stewart             Vice President, Chief                  March  30, 1997
-----------------------------      Financial Officer, and
Michael R. Stewart                 Treasurer (principal financial
                                   and accounting officer)

/s/ Richard J. DePiano             Chairman of the Board                  March  30, 1997
-----------------------------      and Director
Richard J. DePiano

/s/ Sheldon M. Bonovitz            Director                               March  30, 1997
-----------------------------
Sheldon M. Bonovitz

/s/ Jay L. Federman                Director                               March  30, 1997
-----------------------------
Jay L. Federman

/s/ Vincenzo Morelli               Director                               March  30, 1997
-----------------------------
Vincenzo Morelli

                                  EXHIBIT INDEX
                    (Pursuant to Item 601 of Regulation S-K)

Exhibit No.       Exhibit

10.2 Termination and Release Agreement dated January 10, 1997 between Registrant and Suburban Management Co., Inc.

10.36 Form of Letter Agreement dated January 24, 1997 between Registrant and Executive Officers.

10.43 Addendum to Severance Agreement dated December 20, 1996 between Registrant and Dr. Fuller, amending Confidentiality and Non-Compete Agreement dated June 6, 1990, as amended on April 28, 1994, between Registrant and Dr. Fuller.

10.51 Non-Disturbance, Subordination and Attornment Agreement date October 22, 1996 among Pennsylvania Industrial Development Authority; SLT Properties, Inc.,; Registrant; and Suburban Cable TV Co., Inc.

10.54 Registrant's 1997 Executive Staff Bonus Program, adopted January 17, 1997.

23                Consents of Arthur Andersen LLP

27                Financial Data Schedule