Form 10-K405/A
period 1996-12-31
SURGICAL LASER TECHNOLOGIES INC /DE/
filed 1997-04-07
CIK 854099

FORM 10-K/A

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

                                                             1996         1995           1994         1993         1992
                                                             ----         ----           ----         ----         ----
                                                                          (In thousands, except per share)
Statement of Operations Data:
Net sales                                                 $10,974       $14,839        $21,508      $18,237     $21,736
Gross profit                                                6,912         8,702         13,494       11,053      13,687
    Percentage of sales                                      63.0%         58.6%          62.7%        60.6%       63.0%

Selling, general and administrative expenses               $8,072       $10,047        $10,786      $10,444      14,886
Product development expenses                                1,404         2,143          2,068        2,485       2,764
Non-recurring charges (credits)                             1,504(1)      1,915(1)        (892)(1)      397(3)    2,750(4)
Net gain on settlement of litigation                           --       (5,926)(2)          --           --          --
Operating income (loss)                                    (4,068)         523           1,532       (2,273)     (6,713)
Net income (loss)                                          (4,508)         (58)            913       (2,935)     (7,248)
Net income (loss) per share                                ($0.46)      ($0.01)          $0.10       ($0.33)     ($0.81)
Shares used in calculation of net income
   (loss) per share                                         9,866         9,851          9,309        9,011       8,982

Balance Sheet Data:
Cash, cash equivalents and short-term investments          $6,120        $8,147         $4,143       $2,866      $2,918
Accounts receivable, net                                    2,899         3,225          4,468        3,404       2,896
Inventories                                                 3,534         3,866          4,725        4,626       6,287
Total assets                                               21,490        24,821         26,454       25,079      27,312
Long-term debt                                              4,971         4,503          4,719        5,054       5,117
Convertible subordinated debentures                         1,660         1,786          1,848        2,165       2,250
Stockholders' equity                                      $11,308       $15,690        $15,685      $12,420     $15,207
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

Note 7
Short-Term Borrowings:

At December 29, 1996 and December 31, 1995, SLT had a $2,750,000 line of credit with its bank. The line of credit provides for a $750,000 sub-line for letters of credit. Under its sub-line, SLT issued a letter of credit for $515,000 at December 29, 1996, which replaced the letter of credit issued in 1995 of $576,000, in favor of Montgomery County Industrial Development Corporation ("MCIDC") under the terms of the Mortgage and Security Agreement. Additionally, in 1996, SLT issued a letter of credit for $17,510 to its lessor, Nappen Associates, in compliance with the lease agreement. Other than for these letters of credit and other minor trade letters of credit issued from time to time, there were no other borrowings on the line at any time during 1996 and 1995. Borrowings on the line are secured by SLT's accounts receivable and inventories and bear interest at the bank's prime rate plus 1/2%. Borrowings on the line are subject to certain covenants, as defined, with which SLT was in compliance at December 29, 1996 and December 31, 1995. This credit facility expires on June 30, 1997.

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

Note 17
Quarterly Financial Data (Unaudited):

                                                    For the Quarter Ended
                                               (In thousands, except per share)
---------------------------------------------------------------------------------------------
1996                                     March 31      June 30        Sept. 29      Dec. 29
---------------------------------------------------------------------------------------------
Net sales                                $2,765         $2,784         $2,416        $3,009
Gross profit                              1,715          1,855          1,576         1,766
Net loss (1)                               (820)          (941)        (2,483)         (264)
Net loss per share                       $(0.08)        $(0.10)        $(0.25)       $(0.03)
---------------------------------------------------------------------------------------------
1995                                     April 2        July 2         Oct. 1       Dec. 31
---------------------------------------------------------------------------------------------
Net sales                                $4,167         $3,806         $3,082        $3,784
Gross profit                              2,503          2,164          1,749         2,286
Net income (loss) (2)                    (1,261)        (1,684)          (996)        3,883
Net income (loss) per share              $(0.13)        $(0.17)        $(0.10)        $0.39

---------------------------------------------------------------------------------------------
1994                                     April 3        July 3         Oct. 2        Jan. 1
---------------------------------------------------------------------------------------------
Net sales                                $4,665         $5,304         $5,833        $5,706
Gross profit                              2,833          3,388          3,642         3,631
Net income (loss) (3)                      (255)           950            203            15
Net income (loss) per share              $(0.03)         $0.10          $0.02         $0.01

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


Dated:   April 7, 1997                      SURGICAL LASER TECHNOLOGIES, INC.

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