Form 10-Q
period 1997-03-30
SURGICAL LASER TECHNOLOGIES INC /DE/
filed 1997-05-06
CIK 854099

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 30, 1997

                                      OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _______to_________

                         Commission file number: 0-17919

                        SURGICAL LASER TECHNOLOGIES, INC.
            --------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               Delaware                            31-1093148
     -------------------------------           --------------------
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


         ----------------------------------------------------------------
         (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days     Yes (X) No ( )


       On May 2, 1997 the registrant had outstanding 9,883,727 shares of Common Stock, $.0l par value.

                                     Page 1
                           Exhibit Index is on Page 9

                        SURGICAL LASER TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

                                      INDEX
                                      -----


PART I. FINANCIAL INFORMATION:                                            PAGE
------------------------------                                            ----

  ITEM 1.      Financial Statements:

  a.  Condensed Consolidated Balance Sheets,                                3
      March 30, 1997 (unaudited) and December 29, 1996

  b.  Condensed Consolidated Statements of Operations (unaudited)           4
      for the quarters ended March 30, 1997 and  March 31, 1996


  c.  Condensed Consolidated Statements of Cash Flows (unaudited)           5
      for the quarters ended March 30, 1997 and March 31, 1996


  d.  Notes to Condensed Consolidated Financial Statements (unaudited)     6-7

  ITEM 2.    Management's Discussion and Analysis of                       7-9
             Financial Condition and Results of Operations

PART II.  OTHER INFORMATION:

  ITEM 1. Legal Proceedings                                                 9
  ITEM 6. Exhibits and Reports on Form 8-K                                  9
SIGNATURES                                                                 10
  EXHIBITS:
  EXHIBIT 11 - Computation of Earnings Per Share                           11
  EXHIBIT 27 - Financial Data Schedule                                     12

                          PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                        SURGICAL LASER TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except par value)

                                                                     March 30, 1997  Dec. 29, 1996
                                                                       (Unaudited)
ASSETS
Current Assets:
  Cash and cash equivalents (including restricted amount of $100)        $  2,985       $  2,795
  Short-term investments                                                    3,337          3,325
  Accounts receivable, net of allowance for doubtful accounts of $116       2,653          2,899
  Inventories                                                               3,138          3,534
  Other                                                                       169            134
                                                                         --------       --------
   Total current assets                                                    12,282         12,687

Property and equipment, net                                                 2,153          2,325
Property held for sale, net                                                 5,565          5,636
Patents and licensed technology, net                                          584            610
Other assets                                                                  225            232
                                                                         --------       --------
   Total Assets                                                          $ 20,809       $ 21,490
                                                                         ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
  Current portion of long-term debt                                      $    480       $    468
  Accounts payable                                                            654            777
  Accrued liabilities                                                       2,042          2,306
                                                                         --------       --------
   Total current liabilities                                                3,176          3,551
                                                                         --------       --------

Long-term debt                                                              6,518          6,631

Stockholders' equity:
  Common stock, $.01 par value, 30,000 shares authorized, 9,882 shares
   issued and outstanding                                                      99             99
  Additional paid-in capital                                               32,718         32,714
  Accumulated deficit                                                     (21,702)       (21,505)
                                                                         --------       --------
   Total stockholders' equity                                              11,115         11,308
                                                                         --------       --------
   Total Liabilities and Stockholders' Equity                            $ 20,809       $ 21,490
                                                                         ========       ========


The accompanying notes are an integral part of these statements.

                        SURGICAL LASER TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (In thousands, except per share data)


                                                   For the Quarter Ended:
                                             March 30, 1997     March 31, 1996

Net sales                                       $ 3,073             $ 2,765
Cost of sales                                     1,345               1,050
                                                -------             -------
Gross profit                                      1,728               1,715
                                                -------             -------
Operating expenses:
  Selling, general and administrative             1,720               2,018
  Product development                               231                 436
                                                -------             -------
                                                  1,951               2,454
                                                -------             -------

Operating loss                                     (223)               (739)

Interest expense                                    172                 144
Interest income                                    (125)               (106)
Other income                                        (73)               --
Equity in loss of joint venture                    --                    43
                                                -------             -------
Loss before income taxes                           (197)               (820)
Provision for income taxes                         --                  --
                                                -------             -------
Net loss                                        $  (197)            $  (820)
                                                =======             =======

Net loss per share                              $ (0.02)            $ (0.08)
                                                =======             =======

Shares used in calculating net loss per share     9,882               9,854
                                                =======             =======


The accompanying notes are an integral part of these statements.

                        SURGICAL LASER TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (In thousands)

                                                                            For the Quarter Ended:
                                                                         March 30, 1997   March 31, 1996
Cash Flows From Operating Activities:
  Net loss                                                                   $  (197)        $  (820)
  Adjustments to reconcile net loss to net cash provided by operating activities:
     Equity in loss of joint venture                                            --                44
     Depreciation and amortization                                               277             240
     Imputed interest                                                             (6)             (4)
     (Increase) decrease in assets:
      Accounts receivable                                                        246             352
      Inventories                                                                416             314
      Other current assets                                                       (35)           (118)
      Other assets                                                               (20)              6
     Increase (decrease) in liabilities:
      Accounts payable                                                          (123)            140
      Accrued liabilities                                                       (258)            (62)
                                                                             -------         -------
       Net cash provided by operating activities                                 300              92
                                                                             -------         -------

Cash Flows From Investing Activities:
  Sale (purchases) of short-term investments, net                                (11)          1,264
  Additions to property and equipment                                            (40)            (43)
  Patent costs                                                                    38             (18)
                                                                             -------         -------
     Net cash provided by (used in) investing activities                         (13)          1,203
                                                                             -------         -------

Cash Flows From Financing Activities:
  Payments on long-term debt                                                     (97)            (53)
                                                                             -------         -------
     Net cash used in financing activities                                       (97)            (53)
                                                                             -------         -------

Net increase in cash and cash equivalents                                        190           1,242

Cash and Cash Equivalents, Beginning of Period                                 2,795           4,903
                                                                             -------         -------

Cash and Cash Equivalents, End of Period                                     $ 2,985         $ 6,145
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

                        SURGICAL LASER TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.   Summary Financial Information and Results of Operations:

In the opinion of Surgical Laser Technologies, Inc. and Subsidiaries (the "Company"), the accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles and with the regulations of the Securities and Exchange Commission and contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of March 30, 1997 and the results of operations and cash flows for the quarters ended March 30, 1997 and March 31, 1996.

     Interim Financial Information:

While the Company believes that the disclosures presented are adequate to prevent misleading information, it is suggested that the unaudited condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes included in the Company's Form 10-K report for the fiscal year ended December 29, 1996, as filed with the Securities and Exchange Commission. Interim results for the quarter ended March 30, 1997 are not necessarily indicative of the results to be expected for the full year.

2.   Supplemental Cash Flow Information:

There were no income taxes paid for the quarter ended March 30, 1997. Income taxes paid for the quarter ended March 31, 1996 were $15,200, primarily representing federal alternative minimum taxes. Interest paid for the quarters ended March 30, 1997 and March 31, 1996 was $172,000 and $146,000, respectively.

The following noncash investing and financing activities took place:

For the quarters ended March 30, 1997 and March 31, 1996, $4,000 and $1,000, respectively, of the 8% convertible subordinated notes were converted at the request of the noteholders into common stock at a conversion price of $4.50 per share.

3.   Net Loss Per Share:

Net loss per share has been computed using the weighted average number of common shares outstanding during each period. Common share equivalents have not been considered as they are anti-dilutive. The Company has determined that adoption of the Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," has no effect on net loss per share for the quarters ended March 30, 1997 and March 31, 1996.

4.   Bank Borrowings:

At March 30, 1997, the Company had a $2.75 million line of credit agreement with a bank, which included a $750,000 sub-line for letters of credit. Under its sub-line, the Company issued a letter of credit in the amount of $515,000 in favor of the Montgomery County Industrial Development Corporation ("MCIDC") under the terms of the Mortgage and Security Agreement. Additionally, in 1996, SLT issued a letter of credit for $17,510 to its lessor, Nappen Associates in compliance with the lease agreement. Other than for these letters of credit and other minor trade letters of credit issued from time to time, there were no borrowings under the line during the quarter ended or at March 30, 1997. Borrowings on the line are secured by the Company's accounts receivable and inventories and bear interest at the bank's prime rate plus 1/2%. The line expires on June 30, 1997. The Company's line of credit agreement prohibits the declaration or payment of any dividends or distributions on any of its capital stock without the prior written consent of the bank at any time there are outstanding obligations to the bank. The line is subject to the Company maintaining certain financial covenants, as defined, with which the Company was in compliance at March 30, 1997.

5.   Income Taxes:

No income tax provision was made for the quarter ended March 30, 1997 or for the comparable quarter of 1996 due to losses incurred.

6.   Segment and Geographic Data:

The Company is engaged in one business segment: the design, development, manufacture and marketing of laser products for medical applications. The Company's customers are primarily hospitals and medical centers. Foreign sales represented 26% of net sales in the first quarter of 1997, as compared to 27% in the same period in 1996. Sales to the Company's joint venture (see Note 7) were 3% of net sales in the first quarter of 1996.

7.   Investment in Mediq PRN/SLT:

On September 30, 1996 the Company acquired the remaining 50% interest in the Mediq PRN/SLT joint venture held by Mediq PRN for the assumption of outstanding liabilities. The joint venture company was formed in the third quarter of 1993 to provide rentals of lasers and related equipment to hospitals and other health care providers. Prior to the acquisition, the investment in Mediq PRN/SLT was recorded using the equity method of accounting. Sales to Mediq PRN/SLT were recorded at an arms-length price. Under the equity method, 50% of the gross margin from sales to the joint venture was deferred and amortized to income as the related asset was used by the joint venture. The Company's sales to Mediq PRN/SLT were $73,000 for the quarter ended March 31, 1996. While Mediq PRN will continue to provide logistic services to the Company, the Company is now fully responsible for the management, sales and operations of the business. The business is now conducted under the trade name "Laser OnCall(TM)."

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Historically, the Company has generated its net sales from positioning its technology and products across a wide range of surgical specialties. In an effort to attain more significant growth in sales, the Company is beginning to transition from the historical marketing approach to an emphasis which would provide a broader array of products to a more select market segment. The change in marketing approach is aimed at identifying and acquiring additional products and technologies that will complement the Company's current product offerings and serve to leverage its existing customer base and distribution organization. While focusing its efforts on a more select market segment, the Company intends to serve other specialty markets by entering into distribution arrangements with companies which, by focusing their activities in those other specialties, are closer to the customer and are therefore better suited to serving the customer's needs.

The Company is also taking actions intended to improve its international customer relationships, consistent with a focus on a more specific surgical segment. Additionally, as part of this transition, the Company is exploring opportunities to expand the utilization of its proprietary technologies by entering into private label relationships with other companies which will market products encompassing SLT's core competencies under their product labeling.

Net sales for the quarter ended March 30, 1997 of $3,073,000 increased $308,000 or 11% from the comparable period in 1996. Net sales of Nd:YAG laser systems increased 54% in the first quarter of 1997 from the first quarter of 1996, while net sales of delivery systems declined by 9% over the same period.

Gross profits of $1,728,000 for the quarter ended March 30,1997 increased $13,000 or 1% from the first quarter of 1996, principally due to the increased volume of sales. As a percentage of net sales, gross profit decreased to 56% from 62% in the comparable period of 1996. The decrease in gross profit as a percentage of sales was due primarily to two factors. The main factor which impacted gross profit as a percentage of sales was a temporary reduction in the international selling price on certain Contact Laser Systems, enacted in an effort to reduce inventory levels. The second factor which impacted the gross profit as a percentage of sales in the first quarter of 1997 as compared to the first quarter of 1996 was the inclusion of the Laser OnCall(TM) rental business in the 1997 period which operates at a lower percentage gross profit as compared to the sale of lasers and delivery systems. The Laser OnCall(TM) rental business had been accounted for in the prior year period under the equity method. (See
Note 7, Investment in Mediq PRN/SLT).

Operating expenses for the first quarter of 1997 of $1,951,000 decreased by $503,000 or 20% from the first quarter of 1996, due primarily to cost reductions in the third quarter of 1996.

Product development expenses of $231,000 in the first quarter of 1997 decreased by $205,000 or 47% from the same period in 1996. The decrease was principally due to reductions in personnel and facility related expenses resulting from cost reduction measures taken subsequent to the first quarter of 1996 which included both manpower reductions and the consolidation of the Company's facilities into one location. In addition, lower costs were incurred in the first quarter of 1997 as compared to the prior year for clinical study and product development activities.

Selling, general and administrative expenses of $1,720,000 in the first quarter of 1997 decreased $298,000 or 15% from the comparable prior year period. Reductions related to a workforce reduction at the end of the third quarter of 1996 accounted for the majority of the reduced spending level.

The Company has lost the sub-tenant for the greater portion of the leased facility in Hebron, Kentucky. The sub-tenant filed for protection under Chapter 11 of the Bankruptcy Code on April 1, 1997, but by April 11, 1997, had abandoned that protection and permitted a secured creditor to dispose of its assets. The Company is seeking a replacement sub-tenant.

Net interest expense for the first quarter of 1997 of $47,000 increased $9,000 from the comparable period in 1996. The increase was primarily attributable to interest payments related to the capital leases acquired from the purchase of the Mediq PRN/SLT joint venture offset by higher interest income earned in the first quarter of 1997.

Liquidity and Capital Resources

The Company had cash, cash equivalents and short-term investments of $6,322,000 at March 30, 1997, of which $100,000 was restricted. In addition, the Company currently has a $2.75 million credit facility with its bank. The facility includes a sub-line for letters of credit of $750,000. Other than for the letter of credit issued in the amount of $515,000 in favor of the Montgomery County Industrial Development Corporation ("MCIDC") as a condition of the Mortgage and Security Agreement with MCIDC, and one other minor letter of credit, there were no borrowings outstanding under the line of credit. Borrowings under the line are secured by the Company's accounts receivable and inventories. The line is subject to the Company maintaining certain financial covenants, as defined, with which the Company was in compliance at March 30, 1997. Management expects to renew a line of credit facility when this facility expires on June 30, 1997.

Net cash provided by operating activities was $300,000 in the first quarter of 1997 compared to cash provided by operating activities of $92,000 in the comparable period in 1996. The comparable increase in cash provided by operating activities was due mainly to the reduction in the net loss incurred.

Net cash used in investing activities was $13,000 in the first quarter of 1997 compared to cash provided by investing activities of $1,203,000 in the first quarter of 1996. The decrease was due principally to the maturity of certain short-term investments amounting to $1,264,000 during the first quarter of 1996.

Net cash used in financing activities was $97,000 and $53,000 in the first quarter of 1997 and 1996, respectively.

Management anticipates capital expenditures of approximately $200,000 in 1997, of which $11,000 was spent in the first quarter. The capital expenditures are primarily for manufacturing and research and development purposes. The Company is not contractually committed to spend the balance of its estimated capital expenditures. Management believes that its current cash position and cash provided by operations will be sufficient for these expenditures.

Management believes that inflation has not had a material effect on operations.

Risk Factors

For information regarding certain risk factors that could cause actual results to differ materially from those suggested in forward-looking statements contained herein or otherwise made from time to time by the Company, reference is made to the Company's Form 10-K, Item 7, "Risk Factors," for the fiscal year ended December 29, 1996, which is incorporated herein by reference. The risk factors described in such report continue to be applicable at March 30, 1997. In addition, the risk factor below should also be considered.

Change in Marketing Approach

The Company is taking, or is contemplating taking, certain actions to transition its marketing approach from addressing a wide range of surgical specialties to providing a broader array of products to a more select market segment. Although the Company believes that this transition will have a long-term positive financial impact, no assurance can be given that the actions taken will provide the intended results, or that the Company will not experience short-term disruptions or an adverse impact on results of operations during the transition to this new marketing approach.

PART II.  OTHER INFORMATION

ITEM 1. Legal proceedings

For information regarding certain pending lawsuits, reference is made to the Company's Form 10-K, Item 3, for the fiscal year ended December 29, 1996, which is incorporated herein by reference.

With regard to the patent infringement action brought by Trimedyne in the United States District Court for the Central District of California, the Court of Appeals for the Federal Circuit has set May 8, 1997 for oral argument on Trimedyne's appeal of the District Court's grant of summary judgment in favor of the Company.

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

                                          SURGICAL LASER TECHNOLOGIES, INC.


Date: May  5, 1997                        By:  /s/ Michael R. Stewart
                                             ------------------------
                                             Michael R. Stewart
                                             Vice President, Finance and
                                             Chief Financial Officer

                                             Signing on behalf of the
                                             Registrant and as principal
                                             financial officer.