Form 10-Q
period 1997-06-29
SURGICAL LASER TECHNOLOGIES INC /DE/
filed 1997-08-13
CIK 854099

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 29, 1997

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _______to _______

                         Commission file number: 0-17919

                        SURGICAL LASER TECHNOLOGIES, INC.
                        ---------------------------------
             (Exact name of registrant as specified in its charter)


               Delaware                            31-1093148
               --------                            ----------
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

                                 (215) 619-3600
                                 --------------
              (Registrant's telephone number, including area code)


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


          On August 8, 1997 the registrant had outstanding 9,886,279 shares of Common Stock, $.0l par value.

                        SURGICAL LASER TECHNOLOGIES, INC.
                                AND SUBSIDIARIES


                                      INDEX



PART I. FINANCIAL INFORMATION:                                       PAGE
                                                                     ----

     ITEM 1.      Financial Statements:

     a.  Condensed Consolidated Balance Sheets,
         June 29, 1997 (unaudited) and December 29, 1996               3

     b.  Condensed Consolidated Statements of Operations
         (unaudited) for the quarters ended
         June 29, 1997 and June 30, 1996                               4

     c.  Condensed Consolidated Statements of Operations
         (unaudited) for the six months ended
         June 29, 1997 and  June 30, 1996                              5

     d.  Condensed Consolidated Statements of Cash Flows
         (unaudited) for the six months ended
         June 29, 1997 and June 30, 1996                               6

     e.  Notes to Condensed Consolidated Financial Statements
         (unaudited)                                                   7

     ITEM 2.    Management's Discussion and Analysis of
                Financial Condition and Results of Operations          8

PART II.  OTHER INFORMATION:

     ITEM 1. Legal Proceedings                                         11
     ITEM 6. Exhibits and Reports on Form 8-K                          11
SIGNATURES                                                             12
     EXHIBITS:
     EXHIBIT 11 - Computation of Earnings Per Share                    13
     EXHIBIT 27 - Financial Data Schedule                              14

                          PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                        SURGICAL LASER TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except par value)

                                                                          June 29, 1997    Dec. 29, 1996
ASSETS                                                                     (Unaudited)
Current Assets:
  Cash and cash equivalents (including restricted amount of $100)           $  3,092         $  2,795
  Short-term investments                                                       3,034            3,325
  Accounts receivable, net of allowance for doubtful accounts of $116          2,827            2,899
  Inventories                                                                  2,745            3,534
  Other                                                                          124              134
                                                                            --------         --------
   Total current assets                                                       11,822           12,687

Property and equipment, net                                                    1,951            2,325
Property held for sale, net                                                    5,514            5,636
Patents and licensed technology, net                                             582              610
Other assets                                                                     222              232
                                                                            --------         --------
   Total Assets                                                             $ 20,091         $ 21,490
                                                                            ========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt                                         $    491         $    468
  Accounts payable                                                               675              777
  Accrued liabilities                                                          1,699            2,306
                                                                            --------         --------
   Total current liabilities                                                   2,865            3,551
                                                                            --------         --------

Long-term debt                                                                 6,388            6,631

Stockholders' equity:
  Common stock, $.01 par value, 30,000 shares authorized, 9,884 and
    9,882 shares issued and outstanding                                           99               99
  Additional paid-in capital                                                  32,723           32,714
  Accumulated deficit                                                        (21,984)         (21,505)
                                                                            --------         --------
   Total stockholders' equity                                                 10,838           11,308
                                                                            --------         --------
   Total Liabilities and Stockholders' Equity                               $ 20,091         $ 21,490
                                                                            ========         ========

The accompanying notes are an integral part of these statements.

                        SURGICAL LASER TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (In thousands, except per share data)


                                                        For the Quarter Ended:
                                                   June 29, 1997   June 30, 1996

Net sales                                             $ 2,904         $ 2,784
Cost of sales                                           1,273             929
                                                      -------         -------
Gross profit                                            1,631           1,855
                                                      -------         -------
Operating expenses:
  Selling, general and administrative                   1,707           2,321
  Product development                                     218             374
                                                      -------         -------
                                                        1,925           2,695
                                                      -------         -------

Operating loss                                           (294)           (840)

Interest expense                                          161             140
Interest income                                           (74)            (85)
Other income                                              (99)            (15)
Equity in loss of joint venture                          --                61
                                                      -------         -------
Loss before income taxes                                 (282)           (941)
Provision for income taxes                               --              --
                                                      -------         -------
Net loss                                              $  (282)        $  (941)
                                                      =======         =======

Net loss per share                                    $ (0.03)        $ (0.10)
                                                      =======         =======

Shares used in calculating net loss per share           9,883           9,855
                                                      =======         =======


The accompanying notes are an integral part of these statements.

                        SURGICAL LASER TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (In thousands, except per share data)


                                                     For the Six Months Ended:
                                                  June 29, 1997   June 30, 1996

Net sales                                            $ 5,977         $ 5,549
Cost of sales                                          2,618           1,979
                                                     -------         -------
Gross profit                                           3,359           3,570
                                                     -------         -------
Operating expenses:
  Selling, general and administrative                  3,427           4,339
  Product development                                    449             810
                                                     -------         -------
                                                       3,876           5,149
                                                     -------         -------

Operating loss                                          (517)         (1,579)

Interest expense                                         333             284
Interest income                                         (199)           (191)
Other income                                            (172)            (15)
Equity in loss of joint venture                         --               104
                                                     -------         -------
Loss before income taxes                             $  (479)        $(1,761)
Provision for income taxes                              --              --
                                                     -------         -------
Net loss                                             $  (479)        $(1,761)
                                                     =======         =======

Net loss per share                                   $ (0.05)        $ (0.18)
                                                     =======         =======

Shares used in calculating net loss per share          9,883           9,854
                                                     =======         =======


The accompanying notes are an integral part of these statements.

                        SURGICAL LASER TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (In thousands)

                                                     For the Six Months Ended:
                                                   June 29, 1997   June 30, 1996
Cash Flows From Operating Activities:
  Net loss                                             $  (479)      $(1,761)
  Adjustments to reconcile net loss to net cash
    provided by operating activities:
     Equity in loss of joint venture                      --             104
     Depreciation and amortization                         527           466
     Imputed interest                                       (6)           (9)
     (Increase) decrease in assets:
      Accounts receivable                                   72           621
      Inventories                                          924           431
      Other current assets                                  10           (79)
      Other assets                                         (25)            6
     Increase (decrease) in liabilities:
      Accounts payable                                    (102)          241
      Accrued liabilities                                 (601)            4
                                                       -------       -------
        Net cash provided by operating activities          320            24
                                                       -------       -------

Cash Flows From Investing Activities:
  Sale of short-term investments, net                      291         3,244
  Investment in joint venture                             --            (200)
  Additions to property and equipment                     (136)          (66)
  Patent costs                                              32           (44)
                                                       -------       -------
        Net cash provided by investing activities          187         2,934
                                                       -------       -------

Cash Flows From Financing Activities:
  Payments on long-term debt                              (210)         (105)
                                                       -------       -------
        Net cash used in financing activities             (210)         (105)
                                                       -------       -------

Net increase in cash and cash equivalents                  297         2,853

Cash and Cash Equivalents, Beginning of Period           2,795         4,903
                                                       -------       -------

Cash and Cash Equivalents, End of Period               $ 3,092       $ 7,756
                                                       =======       =======


The accompanying notes are an integral part of these statements.

                        SURGICAL LASER TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.   Summary Financial Information and Results of Operations:

In the opinion of Surgical Laser Technologies, Inc. and Subsidiaries (the "Company"), the accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles and with the regulations of the Securities and Exchange Commission and contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of June 29, 1997 and the results of operations and cash flows for the quarters and six months ended June 29, 1997 and June 30, 1996.

     Interim Financial Information:

While the Company believes that the disclosures presented are adequate to prevent misleading information, it is suggested that the unaudited condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes included in the Company's Form 10-K report for the fiscal year ended December 29, 1996, as filed with the Securities and Exchange Commission. Interim results for the quarter and six months ended June 29, 1997 are not necessarily indicative of the results to be expected for the full year.

2.   Supplemental Cash Flow Information:

Income taxes paid for the six months ended June 29, 1997 were $9,000. Income taxes paid for the six months ended June 30, 1996 were $15,200, primarily representing federal alternative minimum taxes. Interest paid for the six months ended June 29, 1997 and June 30, 1996 was $333,000 and $283,000, respectively.

The following noncash investing and financing activities took place:

For the six months ended June 29, 1997 and June 30, 1996, $10,000 and $13,000, respectively, of the 8% convertible subordinated notes were converted at the request of the noteholders into common stock at a conversion price of $4.50 per share.

3.    Net Loss Per Share:

Net loss per share has been computed using the weighted average number of common shares outstanding during each period. Common share equivalents have not been considered as they are anti-dilutive. In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," which the Company is required to adopt on December 28, 1997. The impact of SFAS No. 128 will not have any effect on net loss per share for the quarters and six months ended June 29, 1997 and June 30, 1996.

4.   Bank Borrowings:

At June 29, 1997, the Company had a $2.75 million line of credit agreement with a bank, which included a $750,000 sub-line for letters of credit. Under its sub-line, the Company issued a letter of credit in the amount of $515,000 in favor of the Montgomery County Industrial Development Corporation ("MCIDC") under the terms of the Mortgage and Security Agreement. Additionally, in 1996, SLT issued a letter of credit for $17,510 to its lessor, Nappen Associates in compliance with the lease agreement. Other than for these letters of credit and other minor trade letters of credit issued from time to time, there were no borrowings under the line during the six months ended or at June 29, 1997. Borrowings on the line are secured by the Company's accounts receivable and inventories and bear interest at the bank's prime rate plus 1/2%. The line expires on June 30, 1998. The Company's line of credit agreement prohibits the declaration or payment of any dividends or distributions on any of its capital stock without the prior written consent of the bank at any time there are outstanding obligations to the bank. The line is subject to the Company maintaining certain financial covenants, as defined, with which the Company was in compliance at June 29, 1997.

5.   Income Taxes:

No income tax provision was made for the six months ended June 29, 1997 or for the comparable six months of 1996 due to losses incurred.

6.   Segment and Geographic Data:

The Company is engaged in one business segment: the design, development, manufacture and marketing of laser products for medical applications. The Company's customers are primarily hospitals and medical centers. Foreign sales represented 24% of net sales in both the first six months of 1997 and 1996. Sales to the Company's joint venture (see Note 7) were 2% of net sales in the first six months of 1996.

7.   Investment in Mediq PRN/SLT:

On September 30, 1996 the Company acquired the remaining 50% interest in the Mediq PRN/SLT joint venture held by Mediq PRN for the assumption of outstanding liabilities. The joint venture company was formed in the third quarter of 1993 to provide rentals of lasers and related equipment to hospitals and other health care providers. Prior to the acquisition, the investment in Mediq PRN/SLT was recorded using the equity method of accounting. Sales to Mediq PRN/SLT were recorded at an arms-length price. Under the equity method, 50% of the gross margin from sales to the joint venture was deferred and amortized to income as the related asset was used by the joint venture. The Company's sales to Mediq PRN/SLT were $137,000 for the six months ended June 30, 1996. While Mediq PRN is continuing to provide logistic services to the Company, the Company is now fully responsible for the management, sales and operations of the business. The business is now conducted under the trade name "Laser OnCall(TM)."

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Historically, the Company has generated its net sales from positioning its technology and products across a wide range of surgical specialties. In an effort to attain more significant growth in sales, the Company has begun to transition from the historical marketing approach to an emphasis which would provide a broader array of products to a more select market segment. The change in marketing approach is aimed at identifying and acquiring additional products and technologies that will complement the Company's current product offerings and serve to leverage its existing customer base and distribution organization. While focusing its efforts on a more select market segment, the Company intends to serve other specialty markets by entering into distribution arrangements with companies which, by focusing their activities in those other specialties, are closer to the customer and are therefore better suited to serving the customer's needs.

Consistent with this new marketing approach and as previously announced, in July 1997, the Company acquired exclusive worldwide rights to certain new products and medical devices used within minimally invasive otolaryngology and head and neck surgery, pursuant to an agreement with MedTREK(TM) Corporation and its President, Mr. Dom L. Gatto.

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

As previously announced, in June 1997, the Company entered into a private label supply agreement with Diomed Ltd., a U.K. based manufacturer and maker of diode lasers and related accessories. Under the agreement, Diomed will purchase from the Company, Diomed's requirements for contact probes and disposable fiber delivery systems, made to its specifications and trademarks, for use with its diode laser systems.

Net sales for the quarter ended June 29, 1997 of $2,904,000 increased $119,000 or 4% compared to the second quarter 1996 net sales of $2,784,000. For the six months ended June 29, 1996, net sales were $5,977,000 compared to $5,549,000 in the first six months of 1996, an increase of $428,000 or 8%. Net sales of Nd:YAG laser systems for the quarter ended June 30, 1997 increased 40% and 47% from the second quarter and first six months of 1996 respectively. The increases in sales of laser systems is due primarily to efforts of the Company to reduce inventory levels. Net sales of delivery systems declined by 15% in the second quarter and 12% in the first six months, from the comparable periods in 1996.

Gross profits of $1,631,000 for the quarter ended June 29,1997 decreased $224,000 or 12% from the second quarter of 1996, while gross profits for the six months ended June 29, 1997 of $3,359,000 decreased $211,000, or 6% from the first six months of 1996. As a percentage of net sales, gross profit decreased to 56% for the first six months of 1997 from 64% in the comparable period of 1996. The decrease in gross profit as a percentage of sales in the first six months of 1997 as compared to the first six months of 1996 was due primarily to two factors. The main factor was a temporary reduction in the international selling price on certain Contact Laser Systems, enacted in an effort to reduce inventory levels. The second factor was the inclusion in the 1997 period of the Laser OnCall(TM) rental business which operates at a lower percentage gross profit as compared to the sale of lasers and delivery systems. The Laser OnCall(TM) rental business had been accounted for in the prior year period under the equity method. (See Note 7, Investment in Mediq PRN/SLT).

Operating expenses for the second quarter of 1997 of $1,925,000 decreased by $770,000 or 29% from the second quarter of 1997. For the first six months of 1997, operating expenses of $3,876,000 decreased $1,273,000 or 25% from the first six months of 1996. These reductions in operating expenses were mainly due to cost reduction actions initiated in the third quarter of 1996.

Product development expenses of $218,000 in the second quarter of 1997 and $449,000 in the first six months of 1997 decreased by $156,000 or 42%, and $361,000 or 45%, respectively, from the comparable periods in 1996. The decrease was principally due to reductions in personnel and facility related expenses resulting from cost reduction measures taken in the third quarter of 1996 which included both manpower reductions and the consolidation of the Company's facilities into one location. In addition, lower costs were incurred in the first six months of 1997 as compared to the prior year for clinical study and product development activities.

Selling, general and administrative expenses were $1,707,000 in the second quarter of 1997, a decrease of $614,000 or 26% from the comparable prior year period. In the first six months of 1997, selling, general and administrative expenses were $3,427,000 compared to $4,339,000 in the first six months of 1996, a decrease of $912,000 or 21%. Reductions in workforce and related expenses enacted in the third quarter of 1996 accounted for the majority of the reduced spending level.

The Company was notified in the second quarter of 1997 that one of its sub-tenants at its leased facility in Hebron, Kentucky, had filed for protection under Chapter 11 of the Bankruptcy Code and subsequently permitted a secured creditor to dispose of its assets. This sub-tenant has vacated the facility and the Company is currently seeking a replacement sub-tenant.

Net interest expense was $87,000 in the second quarter of 1997 and $134,000 in the first six months of 1997, an increase of $32,000 and $41,000, respectively, from the comparable periods in 1996. The increase was primarily attributable to interest payments related to the capital leases acquired in the purchase of the Mediq PRN/SLT joint venture.

Liquidity and Capital Resources

The Company had cash, cash equivalents and short-term investments of $6,126,000 at June 29, 1997, of which $100,000 was restricted. In addition, the Company currently has a $2.75 million credit facility with its bank. The facility includes a sub-line for letters of credit of $750,000. Other than for the letter of credit issued in the amount of $515,000 in favor of the Montgomery County Industrial Development Corporation ("MCIDC") as a condition of the Mortgage and Security Agreement with MCIDC, and one other minor letter of credit, there were no borrowings outstanding under the line of credit. Borrowings under the line are secured by the Company's accounts receivable and inventories. The line is subject to the Company maintaining certain financial covenants, as defined, with which the Company was in compliance at June 29, 1997. The facility expires on June 30, 1998.

Net cash provided by operating activities was $320,000 in the first six months of 1997 compared to cash provided by operating activities of $24,000 in the comparable period in 1996. The comparable increase in cash provided by operating activities was due mainly to the reduction in the net loss incurred.

Net cash provided by investing activities was $187,000 in the first six months of 1997 compared to cash provided by investing activities of $2,934,000 in the first six months of 1996. The decrease was due principally to the maturity of certain short-term investments amounting to $3,244,000 during the first six months of 1996.

Net cash used in financing activities, which represents payments on long-term debt, was $210,000 and $105,000 in the first six months of 1997 and 1996, respectively.

Management anticipates capital expenditures of approximately $200,000 in 1997, of which $19,000 was spent in the first six months of 1997. The capital expenditures are primarily for manufacturing and research and development purposes. The Company is not contractually committed to spend the balance of its estimated capital expenditures. Management believes that its current cash position and cash provided by operations will be sufficient for these expenditures.

Management believes that inflation has not had a material effect on operations.

Forward Looking Statements

The forward looking statements contained herein, including the statements regarding the Company's change in marketing approach by focusing on the ENT market, serving other specialty markets through distribution arrangements and expanding the use of private label and OEM relationships, reflect management's current views with respect to future events and financial performance. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those in the forward looking statements, including the risk that the Company will experience short-term disruptions or an adverse impact on results of operations during the transition to this new marketing approach. Moreover, no assurance can be given that the change in marketing approach will have a long-term positive financial impact.

For a further discussion of certain risk factors that could cause actual results to differ materially from those in the forward looking statements included herein or made from time to time by the Company, reference is made to the Company's Form 10-K, Item 7, "Risk Factors" for the fiscal year ended December 29, 1996.

PART II.  OTHER INFORMATION

ITEM 1. Legal proceedings

For information regarding certain pending lawsuits, reference is made to the Company's Form 10-K, Item 3, for the fiscal year ended December 29, 1996, which is incorporated herein by reference.

With regard to the patent infringement action brought by Trimedyne in the United States District Court for the Central District of California, oral argument was held before the Court of Appeals for the Federal Circuit on May 8, 1997. It is not known when the Court of Appeals will render its decision.

ITEM 4. Submission of Matters to a Vote of Security Holders.

The Company held its Annual Meeting of Stockholders on May 20, 1997. Sheldon M. Bonovitz, Richard J. DePiano, Jay L. Federman, Vincenzo Morelli and W. Keith Stoneback, the director nominees set forth in the Notice of Annual Meeting, were elected to serve as directors. The following table gives the details of the votes cast for each director nominee:
                                                      Votes
Nominee                                 For                        Abstained
-------                                 ---                        ---------
Sheldon M. Bonovitz                     8,166,914                  135,548
Richard J. DePiano                      8,175,239                  127,223
Jay L. Federman                         8,175,439                  127,023
Vicenzo Morelli                         8,175,639                  126,823
W. Keith Stoneback                      8,179,164                  123,298

Arthur Andersen LLP was ratified to serve as the Company's independent accountants for the fiscal year ending December 28, 1997, with 8,174,992 votes favoring ratification, 57,620 votes opposing, and 69,850 votes abstaining.

ITEM 6. Exhibits and Reports on Form 8-K

a.  Exhibits: Exhibit 3.1 - Restated  Certificate  of  Incorporation,
                            incorporated by reference to Exhibit 3.1 filed with the Annual Report on Form 10-K for the fiscal year ended December 29,
                            1991, filed on March 30, 1992.
              Exhibit 3.2 - Bylaws, as amended, incorporated by reference to Exhibit 3.2 filed with the Annual Report on Form 10-K for the fiscal year ended December 30, 1990, filed on March 29, 1991.
              Exhibit 11 -  Computation of Earnings Per Share
              Exhibit 27 -  Financial Data Disclosure

b.  Reports on Form 8-K: none

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           SURGICAL LASER TECHNOLOGIES, INC.


Date:    August 12, 1997                   By:  /s/ Michael R. Stewart
                                              -------------------------------

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

                                   EXHIBIT 11

                        SURGICAL LASER TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                  COMPUTATION OF EARNINGS PER SHARE (UNAUDITED)
                      (In thousands, except per share data)



                                                 For the Quarter Ended:               For the Six Months Ended:
                                              June 29, 1997     June 30, 1996       June 29, 1997     June 30, 1996


Primary Earnings (Loss) Per Common
Share:
Net income (loss)                                 $(282)            $(941)              $(479)          $(1,761)

Weighted average number of shares of
  Common Stock outstanding   during               9,883             9,855               9,883             9,854
  the period
Additional shares assuming exercise
  of stock options and warrants
  utilizing the treasury stock method                -                 -                   -                 -
                                                 ------            ------              ------            ------

Weighted average Common Stock and
  Common Stock equivalents outstanding            9,883             9,855               9,883             9,854
                                                 ------            ------              ------            ------
Primary earnings (loss) per share                $(0.03)           $(0.10)             $(0.05)           $(0.18)
                                                 ======            ======              ======            ======
Fully Diluted Earnings (Loss) per
Common Share:
  Net income (loss)                               $(282)            $(941)              $(479)          $(1,761)

Weighted average number of shares of
  Common Stock outstanding during the             9,883             9,855               9,883             9,854
  period
Additional shares assuming exercise
  of stock options and warrants                       -                 -                   -                 -
  utilizing the treasury stock method
Additional shares assuming conversion
  of convertible subordinated notes                   -                 -                   -                 -
                                                 ------            ------              ------            ------
Weighted average Common Stock and
  Common Stock equivalents outstanding            9,883             9,855               9,883             9,854
                                                 ------            ------              ------            ------

Fully diluted earnings (loss) per                $(0.03)           $(0.10)             $(0.05)           $(0.18)
  share                                          ======            ======              ======            ======


                                       13

