Form 10-Q
period 1997-09-28
SURGICAL LASER TECHNOLOGIES INC /DE/
filed 1997-11-12
CIK 854099

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 28, 1997

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


                               147 Keystone Drive
                            Montgomeryville, PA 18936
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (215) 619-3600
              (Registrant's telephone number, including area code)


________________________________________________________________________________
         (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days
Yes (X) No ( )


                  On November 7, 1997 the registrant had outstanding 9,887,070 shares of Common Stock, $.0l par value.

                        SURGICAL LASER TECHNOLOGIES, INC.
                                AND SUBSIDIARIES



                                      INDEX
                                      -----

PART I. FINANCIAL INFORMATION:                                                                   PAGE
------------------------------                                                                   ----
     ITEM 1.    Financial Statements:

     a.  Condensed Consolidated Balance Sheets,
         September 28, 1997 (unaudited) and December 29, 1996                                      3

     b.  Condensed Consolidated Statements of Operations (unaudited) for the quarters ended
         September 28, 1997 and September 29, 1996                                                 4

     c.  Condensed Consolidated Statements of Operations (unaudited) for the nine months ended
         September 28, 1997 and  September 29, 1996                                                5

     d.  Condensed Consolidated Statements of Cash Flows (unaudited) for the nine months ended
         September 28, 1997 and September 29, 1996                                                 6

     e.  Notes to Condensed Consolidated Financial Statements (unaudited)                          7

     ITEM 2.    Management's Discussion and Analysis of
                Financial Condition and Results of Operations                                      9

PART II. OTHER INFORMATION:

     ITEM 1. Legal Proceedings                                                                    11
     ITEM 2. Changes in Securities                                                                12
     ITEM 6. Exhibits and Reports on Form 8-K                                                     12
SIGNATURES                                                                                        13
     EXHIBITS:
     EXHIBIT 27 - Financial Data Schedule                                                         14

                          PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                        SURGICAL LASER TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except par value)

                                                                                    Sep. 28, 1997      Dec. 29, 1996
                                                                                     (Unaudited)
ASSETS
Current Assets:
  Cash and cash equivalents (including restricted amount of $100)                          $2,161             $2,795
  Short-term investments                                                                    4,989              3,325
  Accounts receivable, net of allowance for doubtful accounts of
     $82 and $116, respectively                                                             2,744              2,899
  Inventories                                                                               2,790              3,534
  Other                                                                                        94                134
                                                                            ----------------------------------------
   Total current assets                                                                    12,778             12,687

Property and equipment, net                                                                 1,892              2,325
Property held for sale, net                                                                 4,921              5,636
Patents and licensed technology, net                                                          583                610
Other assets                                                                                  790                232
                                                                            ----------------------------------------
   Total Assets                                                                           $20,964            $21,490
                                                                            ========================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt                                                          $502               $468
  Accounts payable                                                                            666                777
  Accrued liabilities                                                                       2,312              2,306
                                                                            ----------------------------------------
   Total current liabilities                                                                3,480              3,551
                                                                            ----------------------------------------

Long-term debt                                                                              6,247              6,631
                                                                            ----------------------------------------

Stockholders' equity:
  Common stock, $.01 par value, 30,000 shares authorized,
   9,886 shares and 9,882 shares issued and outstanding                                        99                 99
  Additional paid-in capital                                                               33,075             32,714
  Accumulated deficit                                                                     (21,937)           (21,505)
                                                                            ----------------------------------------
   Total stockholders' equity                                                              11,237             11,308
                                                                            ----------------------------------------
   Total Liabilities and Stockholders' Equity                                             $20,964            $21,490
                                                                            ========================================


The accompanying notes are an integral part of these statements.

                        SURGICAL LASER TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (In thousands, except per share data)

                                                                                      For the Quarter Ended:
                                                                                Sep. 28, 1997          Sep. 29, 1996
Net sales                                                                              $3,007                 $2,416
Cost of sales                                                                           1,097                    840
                                                                         -------------------------------------------
Gross profit                                                                            1,910                  1,576
                                                                         -------------------------------------------
Operating expenses:
  Selling, general and administrative                                                   1,704                  2,048
  Product development                                                                     362                    344
  Non-recurring charges (credits)                                                        (177)                 1,504
                                                                         -------------------------------------------
                                                                                        1,889                  3,896
                                                                         -------------------------------------------

Operating income (loss)                                                                    21                (2,320)

Interest expense                                                                          158                    140
Interest income                                                                           (88)                   (95)
Other (income) expense                                                                    (96)                    58
Equity in loss of joint venture                                                           --                      60
                                                                         -------------------------------------------
Net income (loss) before income taxes                                                      47                 (2,483)
Provision for income taxes                                                                 --                    --
                                                                         -------------------------------------------
Net income (loss)                                                                         $47                $(2,483)
                                                                         ===========================================

Net income (loss) per share                                                             $0.00                 $(0.25)
                                                                         ===========================================

Shares used in calculating net income (loss) per share                                  9,886                  9,872
                                                                         ===========================================


The accompanying notes are an integral part of these statements.

                        SURGICAL LASER TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (In thousands, except per share data)

                                                                                   For the Nine Months Ended:
                                                                               Sep. 28, 1997           Sep. 29, 1996
Net sales                                                                             $8,984                  $7,965
Cost of sales                                                                          3,715                   2,819
                                                                       ---------------------------------------------
Gross profit                                                                           5,269                   5,146
                                                                       ---------------------------------------------
Operating expenses:
  Selling, general and administrative                                                  5,131                   6,387
  Product development                                                                    811                   1,154
  Non-recurring charges (credits)                                                       (177)                  1,504
                                                                       ---------------------------------------------
                                                                                       5,765                   9,045
                                                                       ---------------------------------------------

Operating loss                                                                          (496)                 (3,899)

Interest expense                                                                         491                     424
Interest income                                                                         (287)                   (286)
Other (income) expense                                                                  (268)                     43
Equity in loss of joint venture                                                          --                      164
                                                                       ---------------------------------------------
Loss before income taxes                                                                (432)                 (4,244)
Provision for income taxes                                                               --                      --
                                                                       ---------------------------------------------
Net loss                                                                               $(432)                $(4,244)
                                                                       =============================================

Net loss per share                                                                    $(0.04)                 $(0.43)
                                                                       =============================================

Shares used in calculating net loss per share                                          9,884                   9,861
                                                                       =============================================


The accompanying notes are an integral part of these statements.

                        SURGICAL LASER TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (In thousands)

                                                                                     For the Nine Months Ended:
                                                                                Sep. 28, 1997          Sep. 29, 1996
Cash Flows From Operating Activities:
  Net loss                                                                              $(432)               $(4,244)
  Adjustments to reconcile net loss to net cash provided by
    (used in) operating activities:
     Equity in loss of joint venture                                                       --                    164
     Depreciation and amortization                                                        795                    696
     Imputed interest                                                                      (8)                   (12)
     Non-recurring charges                                                                823                  1,346
     (Increase) decrease in assets:
      Accounts receivable                                                                 155                    527
      Inventories                                                                         687                    326
      Other current assets                                                                 40                     12
      Other assets                                                                        (25)                     7
     Increase (decrease) in liabilities:
      Accounts payable                                                                   (111)                   385
      Accrued liabilities                                                                (433)                    40
                                                                        --------------------------------------------
        Net cash provided by (used in) operating activities                             1,491                   (753)
                                                                        --------------------------------------------

Cash Flows From Investing Activities:
  Sale (purchase) of short-term investments, net                                       (1,664)                 2,028
  Investment in joint venture                                                              --                   (200)
  Purchase of property and equipment                                                      (68)                  (236)
  Patent costs                                                                             15                    (57)
  Purchase of marketing rights                                                            (81)                    --
                                                                        --------------------------------------------
        Net cash provided by (used in) investing activities                            (1,798)                 1,535
                                                                        --------------------------------------------

Cash Flows From Financing Activities:
  Payments on long-term debt                                                             (327)                  (159)
                                                                        --------------------------------------------
        Net cash used in financing activities                                            (327)                  (159)
                                                                        --------------------------------------------

Net increase (decrease) in cash and cash equivalents                                     (634)                   623

Cash and Cash Equivalents, Beginning of Period                                          2,795                  4,903
                                                                        --------------------------------------------

Cash and Cash Equivalents, End of Period                                               $2,161                 $5,526
                                                                        ============================================


The accompanying notes are an integral part of these statements.

                        SURGICAL LASER TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.   Summary Financial Information and Results of Operations:

In the opinion of Surgical Laser Technologies, Inc. and Subsidiaries (the "Company"), the accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles and with the regulations of the Securities and Exchange Commission and contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of September 28, 1997 and the results of operations and cash flows for the quarters and nine months ended September 28, 1997 and September 29, 1996.

     Interim Financial Information:

While the Company believes that the disclosures presented are adequate to prevent misleading information, it is suggested that the unaudited condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes included in the Company's Form 10-K report for the fiscal year ended December 29, 1996, as filed with the Securities and Exchange Commission. Interim results for the quarter and nine months ended September 28, 1997 are not necessarily indicative of the results to be expected for the full year.

2.   Supplemental Cash Flow Information:

Income taxes paid for the nine months ended September 28, 1997 were $9,000. Income taxes paid for the nine months ended September 29, 1996 were $35,000, primarily representing federal alternative minimum taxes. Interest paid for the nine months ended September 28, 1997 and September 29, 1996 was $491,000 and $423,000, respectively.

The following noncash investing and financing activities took place:

For the nine months ended September 28, 1997 and September 29, 1996, the value of the stock warrants and capitalized cash payments outstanding to MedTREK(TM) was $505,000 and $0, respectively (see Note 8, MedTREK Agreement).

For the nine months ended September 28, 1997 and September 29, 1996, $23,000 and $126,000, respectively, of the 8% convertible subordinated notes were converted at the request of the noteholders into common stock at a conversion price of $4.50 per share.

3.    Net Income (Loss) Per Share:

Net income (loss) per share has been computed using the weighted average number of common shares outstanding during each period. Common share equivalents have not been included in the calculation of earnings per share for the quarter ended September 28, 1997, as they had no effect on earnings per share in the quarter. For all other periods presented, common share equivalents have not been considered as they are anti-dilutive. In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," which the Company is required to adopt on December 28, 1997. The impact of SFAS No. 128 would not have had any effect on net income
(loss) per share for the quarters and nine months ended September 28, 1997 and September 29, 1996.

4.    Bank Borrowings:

At September 28, 1997, the Company had a $2.75 million line of credit agreement with a bank, which included a $750,000 sub-line for letters of credit. Under its sub-line, the Company issued a letter of credit in the amount of $515,000 in favor of the Montgomery County Industrial Development Corporation ("MCIDC") under the terms of the Mortgage and Security Agreement. Other than for this letter of credit and one other minor trade letter of credit, there were no borrowings under the line during the nine months ended or at September 28, 1997. Borrowings on the line are secured by the Company's accounts receivable and inventories and bear interest at the bank's prime rate plus 1/2%. The line expires on June 30, 1998. The Company's line of credit agreement prohibits the declaration or payment of any dividends or distributions on any of its capital stock without the prior written consent of the bank at any time there are outstanding obligations to the bank. The line is subject to the Company maintaining certain financial covenants, as defined, with which the Company was in compliance at September 28, 1997.

5.    Income Taxes:

No income tax provision was made for the nine months ended September 28, 1997 or for the comparable nine months of 1996 due to losses incurred.

6.    Segment and Geographic Data:

The Company is engaged in one business segment: the design, development, manufacture and marketing of laser products for medical applications. The Company's customers are primarily hospitals and medical centers. Foreign sales represented 18% of net sales in the first nine months of 1997, as compared to 24% in the same period in 1996. Sales to the Company's joint venture (see Note
7) were 2% of net sales in the first nine months of 1996.

7.    Investment in Mediq PRN/SLT:

On September 30, 1996 the Company acquired the remaining 50% interest in the Mediq PRN/SLT joint venture held by Mediq PRN for the assumption of outstanding liabilities. The joint venture company was formed in the third quarter of 1993 to provide rentals of lasers and related equipment to hospitals and other health care providers. Prior to the acquisition, the investment in Mediq PRN/SLT was recorded using the equity method of accounting. Sales to Mediq PRN/SLT were recorded at an arms-length price. Under the equity method, 50% of the gross margin from sales to the joint venture was deferred and amortized to income as the related asset was used by the joint venture. The Company's sales to Mediq PRN/SLT were $131,000 for the nine months ended September 29, 1996. While Mediq PRN is continuing to provide logistic services to the Company, the Company is now fully responsible for the management, sales and operations of the business. The business is now conducted under the trade name "Laser OnCall(TM)."

8.    MedTREK Agreement:

During the third quarter ending September 28, 1997, and as previously announced, the Company acquired exclusive worldwide rights to certain new products and medical devices used in minimally invasive otolaryngology and head and neck surgery, pursuant to an agreement with MedTREK(TM) Corporation and its President Mr. Dom L. Gatto. In accordance with the terms of the agreement, the Company is required to make cash payments to MedTREK(TM) when certain products have been commercially introduced and to issue stock warrants to MedTREK(TM) when predetermined revenue targets have been achieved. The Company has valued the stock warrants using the Black-Scholes option pricing model and has recorded both the cost of these stock warrants and the cash payments for commercial introduction of products, a total of $586,000, within Other Long-Term Assets. This asset is being amortized over a five year period, the initial term of the agreement.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Historically, the Company has generated its net sales from positioning its technology and products across a wide range of surgical specialties. In an effort to attain more significant growth in sales, the Company is transitioning from this historical marketing approach to an emphasis which would provide a broader array of products to a more select market segment. The change in marketing approach is aimed at identifying and acquiring additional products and technologies that will complement the Company's current product offerings and serve to leverage its existing customer base and distribution organization. While focusing its efforts on a more select market segment, the Company intends to serve other specialty markets by entering into distribution arrangements with companies which, by focusing their activities in those other specialties, are closer to the customer and are therefore better suited to serving the customer's needs.

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

Net sales for the quarter ended September 28, 1997 of $3,007,000 increased $591,000 or 24% compared to the third quarter 1996 net sales of $2,416,000. For the nine months ended September 28, 1997, net sales were $8,984,000 compared to $7,965,000 in the first nine months of 1996, an increase of $1,019,000 or 13%. Net sales of Nd:YAG laser systems for the nine months ended September 28, 1997 increased 18% from the first nine months of 1996. The increase in sales of laser systems was due to a higher unit volume in the Company's laser systems for ENT surgery as well as the Company's effort to reduce inventory levels. All other net sales for the nine months ended September 28, 1997, including contact laser delivery systems, accessories, rentals and other sales, increased 11% from the comparable period in 1996.

Gross profits of $1,910,000 for the quarter ended September 28, 1997 increased $334,000 or 21% from the third quarter of 1996, while gross profits for the nine months ended September 28, 1997 of $5,269,000 increased $123,000, or 2% from the first nine months of 1996. As a percentage of net sales, gross profit decreased to 59% for the first nine months of 1997 from 65% in the comparable period of 1996. The decrease in gross profit as a percentage of sales was due primarily to two factors. The main factor was a reduction in the selling price on certain Contact Laser Systems, enacted in an effort to reduce inventory levels. The second factor was the inclusion in the 1997 period of the Laser OnCall(TM) rental business which operates at a lower percentage gross profit as compared to the sale of lasers and delivery systems. The Laser OnCall(TM) rental business had been accounted for in the prior year period under the equity method. (See
Note 7, Investment in Mediq PRN/SLT).

In the third quarter of 1997, the Company recorded a benefit from the settlement of litigation with C.R. Bard and the Bard Urological Division (see Part II, Item 1 Legal proceedings) of $1,000,000. This benefit was offset in part by non-recurring facility related charges of $542,000 related to the Company's former headquarters facility and $281,000 related to the Company's former manufacturing facility in Kentucky. The $542,000 charge resulted from a write-down in the carrying value of the former headquarters facility necessitated by the terms on which the facility is expected to be sold at the end of the tenant's initial lease term. The $281,000 charge resulted from the loss of the Company's former tenant and subsequent signing of a new tenant at a lesser rate. In the third quarter of 1996, the Company recorded a charge for severance and related costs and for the write-off of certain leasehold improvements, amounting to $1,504,000. The charge for severance and related costs was due primarily to changes in and the elimination of executive level positions. The write-off of certain leasehold improvements in the Company's former manufacturing facility in Oaks, PA resulted from the consolidation and relocation of all of the Company's activities into one leased office/research and manufacturing facility in Montgomeryville, PA.

Operating expenses, excluding the above mentioned charges, for the third quarter of 1997 were $2,066,000, a decrease of $326,000 or 14% from the third quarter of 1996. For the first nine months of 1997, operating expenses, excluding the above mentioned charges, were $5,942,000, a decrease of $1,599,000 or 21% from the first nine months of 1996. These reductions in operating expenses were mainly due to cost reduction actions initiated in the third quarter of 1996.

Product development expenses of $362,000 in the third quarter of 1997 increased by $18,000 or 5% from the comparable period in 1996. The net increase was a result of costs incurred during the third quarter of 1997 for new development activities offset by personnel expense reduction actions taken in the third quarter of 1996 and lower operating costs resulting from the consolidation of the Company's facilities into one location. Product development expenses of $811,000 in the first nine months of 1997 decreased by $343,000 or 30% from the comparable period in 1996 due to the cost reduction measures mentioned above.

Selling, general and administrative expenses were $1,704,000 in the third quarter of 1997, a decrease of $344,000 or 17% from the comparable prior year period. In the first nine months of 1997, selling, general and administrative expenses were $5,131,000 compared to $6,387,000 in the first nine months of 1996, a decrease of $1,256,000 or 20%. Reductions in workforce and related expenses enacted in the third quarter of 1996 as well as a reduction in legal fees accounted for the majority of the reduced spending level.

Net interest expense was $70,000 in the third quarter of 1997 and $204,000 in the first nine months of 1997, an increase of $25,000 and $66,000, respectively, from the comparable periods in 1996. The increase was primarily attributable to interest payments related to the capital leases acquired in the purchase of the Mediq PRN/SLT joint venture.

Liquidity and Capital Resources

The Company had cash, cash equivalents and short-term investments of $7,150,000 at September 28, 1997, of which $100,000 was restricted. In addition, the Company currently has a $2.75 million credit facility with its bank. The facility includes a sub-line for letters of credit of $750,000. Other than for the letter of credit issued in the amount of $515,000 in favor of the Montgomery County Industrial Development Corporation ("MCIDC") as a condition of the Mortgage and Security Agreement with MCIDC, and one other minor letter of credit, there were no borrowings outstanding under the line of credit. Borrowings under the line are secured by the Company's accounts receivable and inventories. The line is subject to the Company maintaining certain financial covenants, as defined, with which the Company was in compliance at September 28, 1997. The facility expires on June 30, 1998.

Net cash provided by operating activities was $1,491,000 in the first nine months of 1997 compared to cash used in operating activities of $753,000 in the comparable period in 1996. The comparable increase in cash provided by operating activities resulted from the reduction in the net loss incurred, a reduction in inventories and the receipt in the third quarter of 1997 of $1,000,000 from the settlement of litigation. The benefit of this legal settlement is included in the income statements as a component of the net special credit of $177,000.

Net cash used in investing activities was $1,798,000 in the first nine months of 1997 compared to cash provided by investing activities of $1,535,000 in the first nine months of 1996. The decrease was due principally to the purchase of certain short-term investments amounting to $1,664,000 during the first nine months of 1997 as compared to the maturity of certain short-term investments of $2,028,000 during the comparable period in 1996.

Net cash used in financing activities, which represents payments on long-term debt, was $327,000 and $159,000 in the first nine months of 1997 and 1996, respectively. The increase in cash used in financing activities was the result of the Company's payments on capital leases which were acquired in the purchase of the Mediq PRN/SLT joint venture on September 30, 1996 (see Note 7, Investment in Mediq PRN/SLT).

Management believes that the Company's current cash position, cash flow from operations and available line of credit will be sufficient to fund operations and meet its commitments for long-term debt, other commitments and contingencies and capital expenditures.

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

PART II.  OTHER INFORMATION

ITEM 1. Legal proceedings

For information regarding certain pending lawsuits, reference is made to the Company's Form 10-K, Item 3, for the fiscal year ended December 29, 1996, and the Company's Forms 10-Q, Item 1, for the fiscal quarters ended March 30, 1997, and June 29, 1997.

As of July 18, 1997, the Company settled the law suit which it had brought against C.R. Bard, Inc. and the Bard Urological Division in the United States District Court for the Eastern District of Pennsylvania. As part of the settlement, Bard has paid the Company $1,000,000.

On November 7, 1997, the Company reached a settlement in the action brought in February 1995 by Norio Daikuzono in the United States District Court for the Southern District of Ohio, later transferred to the Eastern District of Pennsylvania. The settlement confirms that the Company will continue to calculate royalties due to Mr. Daikuzono under its three Contact Laser(TM) patents as it has done from 1985, when the Company made its first sales of probes and scalpels. Having received in conjunction with this settlement appropriate tax documentation from Mr. Daikuzono, the Company will now pay him certain royalties which it had set aside since 1993 pending receipt from him of necessary tax documentation. No other financial payments are required by the terms of the settlement. A formal order dismissing the action is expected within the next few days.

Moreover, the settlement with Mr. Daikuzono and his affiliated company, SLT Japan Co., Ltd., confirms the continuing validity of the prior assignment by Mr. Daikuzono to SLT of all rights in the Contact Laser patents and any other patents and patent applications related thereto, including European and Japanese patent applications and patents issued pursuant thereto. As a result of the settlement, SLT remains free to sell its products worldwide, including Japan, although it has agreed, subject to certain legal requirements, not to use its own name in Japan to reduce potential market confusion with SLT Japan Co. Ltd. SLT also agreed, for a three year period, not to import into Japan certain laser units previously manufactured in conjunction with NEC Electronics, Inc. Mr. Daikuzono and SLT Japan Co. Ltd. remain free to sell products that do not infringe SLT's patents, and SLT granted to Mr. Daikuzono a royalty-free, non-exclusive license to practice in Japan all rights under any patents that may be issued pursuant to SLT's Japanese patent applications related to the Contact Laser patents.

ITEM 2. Changes in Securities.

On July 28, 1997, the Company issued to C.R. Bard, Inc. a warrant to purchase 200,000 shares of the Company's Common Stock, $.01 par value ("Common Stock"), with the exercise price of $2.00 per share. The warrant was fully exercisable when issued and will expire on December 31, 2002. The warrant was granted in consideration for a $250,000 payment by C.R. Bard, Inc. to support the Company's efforts to develop and supply certain products.

Also on July 28, 1997, the Company issued two warrants to purchase an aggregate of 50,000 shares of Common Stock to consultants to the Company, with an exercise price of $1.53 per share. The warrants were fully exercisable when issued and will expire on October 10, 2002. The warrants were granted in consideration for consulting services supporting the Company's commercialization of products in the fields of ENT, head and neck, and neurosurgery. The Company also issued as of the same day four additional warrants to purchase an aggregate of 250,000 shares of Common Stock with an exercise price of $1.53 per share. These warrants were issued to consultants in consideration for services to be rendered in support of the Company's commercialization of products in the fields of ENT, head and neck and neurosurgery. These warrants will also expire on October 10, 2002 and will become exercisable based on certain revenue benchmarks for the products as to which such services are being provided. The Company has valued the 300,000 warrants on the shares of Common Stock at $338,000 using the Black-Scholes option pricing model (see Note 8, MedTREK Agreement).

On May 28, 1997, the Company granted to a consultant an option to acquire 20,000 shares of Common Stock and five warrants to purchase an aggregate of 125,000 shares of Common Stock. The option and warrants are granted in consideration for services to be provided in support of the Company's efforts to expand its international product distribution, have exercise prices ranging from $1.19 per share to $7.00 per share and will expire on December 31, 2002. The option and warrants will become exercisable based on certain revenue benchmarks for sales to the markets as to which such services are being provided.

The above-described securities were issued in transactions exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, in transactions by an issuer not involving any public offering.

ITEM 6. Exhibits and Reports on Form 8-K

a.  Exhibits:    Exhibit 3.1- Restated Certificate of Incorporation,
                              incorporated by reference to Exhibit 3.1 filed with the Annual Report on Form 10-K for the fiscal year ended December 29, 1991, filed on March 30, 1992.

                 Exhibit 3.2- Bylaws, as amended, incorporated by reference to Exhibit 3.2 filed with the Annual Report on Form 10-K for the fiscal year ended December 30, 1990, filed on March 29, 1991.

                 Exhibit 27 - Financial Data Schedule.

b.  Reports on Form 8-K: none

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    SURGICAL LASER TECHNOLOGIES, INC.


Date:    November 12, 1997          By:  /s/ Michael R. Stewart
                                         ------------------------------
                                         Michael R. Stewart
                                         Vice President, Finance and
                                         Chief Financial Officer

                                         Signing on behalf of the Registrant and
                                         as principal financial officer.