Form 10-K405
period 1997-12-28
SURGICAL LASER TECHNOLOGIES INC /DE/
filed 1998-03-25
CIK 854099

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 28, 1997.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ________ to ________.

Commission File Number 0-17919

                        Surgical Laser Technologies, Inc.
                        ---------------------------------
             (Exact name of registrant as specified in its charter)

Delaware                                                     31-1093148
--------                                                     ----------
(State or other jurisdiction of                              (I.R.S.Employer
incorporation or organization)                               Identification No.)

147 Keystone Drive, Montgomeryville, PA                      18936-9638
---------------------------------------                      ----------
(Address  of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code: (215) 619-3600 Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:

                           Common Stock $.01 par value
                           ---------------------------
                                (Title of Class)

               8% Convertible Subordinated Notes Due July 30, 1999
               ---------------------------------------------------
                                (Title of Class)

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes (X).  No (  ).

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.(X)

As of March 15, 1998, the aggregate market value of the voting common equity of Registrant held by non-affiliates was approximately $11,257,136. Registrant has no authorized non-voting common equity.

On March 15, 1998 Registrant had outstanding 9,888,946 shares of Common Stock, $.01 par value.

                                     PART I

Item 1.       Business.
-------       ---------

(a) GENERAL DEVELOPMENT OF BUSINESS.

Surgical Laser Technologies, Inc. ("SLT" or "Registrant") was incorporated in December 1983 under the laws of the State of Delaware. Registrant's principal offices are located at 147 Keystone Drive, Montgomeryville, Pennsylvania 18936-9638, and its telephone number is (215) 619-3600.

Registrant is engaged in the development, manufacture and sale of proprietary laser systems for both contact and non-contact surgery. Registrant's Contact Laser(TM) System, unlike conventional laser systems, enables the surgeon to use the laser instrument in direct contact with the tissue being treated, thereby significantly enhancing the ease of use and precision of laser surgery in many applications. Registrant's Contact Laser was the first Contact Laser surgery system developed for commercial application, and Registrant holds patent rights on the Wavelength Conversion(TM) effect technology which is the technological foundation for Contact Laser surgery. Registrant believes that Contact Laser surgery represents a significant advancement in laser surgery. Registrant supplements its contact offerings with non-contact products.

Registrant's Contact Laser System is comprised of a portable laser unit that delivers laser energy through Contact Laser Delivery Systems. Registrant's current product line includes four portable laser units of various power levels and a family of over 100 Laser Probes, Laser Scalpels, fibers and handpieces that provide different Wavelength Conversion effect properties, power densities and configurations appropriate for cutting, coagulation or vaporization. The Wavelength Conversion effect properties permit Registrant's lasers to replicate the effect of several different laser systems. As a result of the system's design, a single Contact Laser System can be used within most surgical specialties to perform a broad range of minimally invasive and open surgical procedures. Registrant began commercial shipments of its Contact Laser Systems in June 1986 and each year seeks to expand and enhance its product line for new and existing uses by surgical specialists.

During 1997, Registrant redefined its strategy for growth to include a specific focus in the surgical specialties of Otolaryngology and Head and Neck (ENT) surgery. In conjunction with this focused strategy, Registrant has entered and will continue to seek to enter into relationships with other companies to expand the use of Registrant's products in surgical specialties other than ENT, and has utilized and will continue to seek to utilize its strengths in supplying other companies with products that draw on Registrant's expertise and competencies. While refocusing its strategy in ENT, Registrant will take these other actions in an effort to enhance sales and to promote continued utilization of its products and services in those other surgical specialties.

Registrant expanded its product offerings during 1997 to include non-laser based products specifically targeted at the Otolaryngology and Head and Neck (ENT) surgical market. Those new product offerings include a line of reusable handheld instruments and a line of fluid absorption products for the control of bleeding. Registrant will continue to seek to expand its product offerings within the ENT surgical market.

In December 1997, Registrant entered into an agreement with CorMedica Corporation which calls for Registrant to develop and supply lasers and fiberoptic delivery systems for CorMedica to incorporate into its proprietary catheter tracking and navigation system. CorMedica Corporation is a privately-held company engaged in the design, development and manufacture of proprietary integrated systems for catheter-based percutaneous transluminal endocardial revascularization (PTER(TM)) procedures.

In November 1997, a settlement was reached in the suit brought in February 1995, against Registrant, by Norio Daikuzono, the inventor of three of Registrant's patents in Contact Laser technology. The settlement confirmed that Registrant will continue to calculate royalties due to Mr. Daikuzono under the Contact Laser patents as it had done historically. Certain royalty payments which Registrant had set aside since 1993 pending receipt of proper tax documentation from Mr. Daikuzono were paid to Mr. Daikuzono upon his presentation of the required documentation. No other financial payments were required by the terms of the settlement (See Part I, Item 3, Legal Proceedings).

In September 1997, Registrant was audited by TUV Product Services to the Quality System requirements defined in the ISO 9001, EN46001 standards and Annex II of the Medical Device Directive. This audit resulted in Registrant's Quality System certification to the aforementioned standards. Registrant is now permitted to apply the CE Mark to its products. Application of the CE Mark is mandatory for the sale of medical products in the European Union after July 1998.

In July 1997, Registrant entered into a marketing rights agreement with MedTREK Corporation and its President, Mr. Dom L. Gatto. The marketing rights agreement provides Registrant with exclusive worldwide rights to certain new products and medical devices used within minimally invasive Otolaryngology and Head and Neck
(ENT) surgery.

In July 1997, a settlement was reached in the suit brought by Registrant in November 1994 against C.R. Bard, Inc. and the Bard Urological Division. The suit had alleged failure on the part of Bard to comply with its contractual obligations to Registrant. Registrant received a cash settlement of $1,000,000.

In June 1997, Registrant entered into a private label supply agreement with Diomed Limited, a U.K. based manufacturer and marketer of diode lasers and related supplies. Under the agreement, Diomed will purchase its requirements for contact probes and disposable fiber delivery systems, made to its specifications and trademarks, for use with its diode laser systems.

In March 1997, Registrant and Kontron Instruments agreed to terminate the distribution agreement entered into in 1993, under which Kontron Instruments has been Registrant's distribution representative for most of Europe. Kontron Instruments has agreed to continue to represent Registrant in certain countries in Europe until successor distribution partners are identified by Registrant.

There were no other significant changes in Registrant's business during the fiscal year ended December 28, 1997.

(b) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS.

Registrant operates predominantly in a single industry: development, manufacture and sale of proprietary laser systems for both contact and non-contact surgery. See Note 16 of Notes to Consolidated Financial Statements for geographic segment information.

(c)  NARRATIVE DESCRIPTION OF BUSINESS.

Registrant is primarily engaged in the development, manufacture and sale of a proprietary Contact Laser System for surgery. During 1997, Registrant redefined its strategy for growth to include a specific focus in the surgical specialties of Otolaryngology and Head and Neck (ENT) surgery. In conjunction with this focused strategy, Registrant has and will continue to seek to enter into relationships with other companies to expand the use of Registrant's products in surgical specialties other than ENT, and has and will continue to seek to utilize its strengths in supplying other companies with products that draw on Registrant's expertise and competencies. While refocusing its strategy in ENT, Registrant will take these other actions in an effort to enhance sales and to promote continued utilization of its products and services in those other surgical specialties. During fiscal 1997, 1996 and 1995, revenues from sales of Registrant's products and services were $11,665,000, 10,974,000 and $14,839,000, respectively.

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

Registrant's proprietary Contact Laser probe and scalpel surface treatments provide the ability to alter selectively the temperature profile of tissue, replicating the clinical effect of many different types of lasers. These treatments are marketed under the trademark "Wavelength Conversion effect" treatments. In addition, Contact Laser surgery restores to the surgeon the advantages of tactile feedback lost with conventional lasers.

Registrant's revenues are generated primarily by the sale of Contact Laser Delivery Systems and accessories and Nd:YAG laser units. Registrant's Contact Laser Delivery Systems consist of proprietary fiberoptic delivery systems which deliver the laser beam from Registrant's Nd:YAG laser unit via an optical fiber to the tissue, either directly or through a proprietary Laser Probe or Laser Scalpel.

Disposable Fiberoptic Delivery Systems. Registrant has designed disposable optical quartz fibers to channel the laser beam from Registrant's laser unit to the fiber end, the Laser Probe or the Laser Scalpel or to one of 24 interchangeable, application-specific handpieces that hold the Laser Scalpel or Laser Probe. These proprietary optical fibers and handpieces are intended for single use and range currently in list price from $145 to $225.

Laser Probes and Laser Scalpels. Registrant's proprietary Laser Probes and Laser Scalpels are made of either synthetic sapphire or fused silica and have high mechanical strength, high melting temperature and appropriate thermal conductivity. Most of these Laser Probes and Laser
Scalpels use Registrant's patented Wavelength Conversion effect treatments or geometry. Registrant offers over 60 interchangeable Laser Probes and Laser Scalpels that provide different power densities through various geometric configurations appropriate for cutting, coagulation or vaporization. Laser Probes and Laser Scalpels are made with varying distal tip diameters and surface treatments, each with a different balance between cutting and coagulation, so that the instrument can be suited to the particular tissue type. Additionally, Registrant markets side-firing and direct-firing free-beam laser probes. Instead of changing laser units, surgeons may choose a different Laser Probe or Laser Scalpel to perform a different procedure. The Laser Probes and Laser Scalpels are intended for limited reuse, and the list prices currently range from $375 to $495.

Disposable Gas or Fluid Cartridge Systems. Registrant's proprietary cartridge system provides gas or fluid to cool the junction between the optical fiber and the Laser Scalpel or the Laser Probe. These cartridges are sterile and used in one set of procedures. The list price of these cartridges is currently $60.

Reusable Laser Aspiration Handpieces. Registrant's proprietary reusable stainless steel handpieces are all used with interchangeable laser aspiration wands and flexible endoscopic fibers. These proprietary handpieces are intended for intra-nasal/endoscopic sinus and oropharyngeal procedures requiring smoke and/or fluid evacuation. Wands have a list price of $95, and the handpiece list prices currently range from $235 to $395.

Laser Units. Registrant markets the CLMD line of Nd:YAG laser units for use with its Contact Laser Delivery Systems. The line consists of four units: the CLMD 25-watt to tissue, on 110 volts; the CLMD 40-watt to tissue, on 110 volts; the CLMD Dual which operates up to 40-watts to tissue on 110 volts and up to 60-watts to tissue on 220 volts; and the CLMD 100-watt to tissue, on 220 volts. The laser units are modularly designed to allow the customer to upgrade from the 25-watt laser to the 40-watt or Dual laser and from the 40-watt laser to the Dual laser, and thus provide the customer the flexibility and versatility to change its laser system easily to meet its changing surgery needs. Current list prices for the lasers are as follows: CLMD 25-watt, 110-volt - $55,000; CLMD 40-watt, 110-volt - $70,000; CLMD Dual - $85,000; and CLMD 100 watt - $95,000.
These prices include a one-year warranty.

Virtually all of Registrant's laser systems and laser delivery systems are manufactured and assembled at Registrant's Montgomeryville, Pennsylvania facility. The raw materials used by Registrant are generally available in adequate supply.

Registrant obtains all of its partially finished Laser Probes and Laser Scalpels from three suppliers in the United States. Registrant performs materials processing and final assembly on the Laser Probes and Laser Scalpels using proprietary and patented treatment processes. The fiberoptic delivery systems, with and without handpieces, are also manufactured by Registrant. Registrant's sterile gas and fluid cartridge systems are manufactured exclusively by a domestic supplier in accordance with Registrant's specifications. Registrants non-laser based product offerings, including hand-held surgical instruments and fluid absorption products, are manufactured by domestic suppliers.

Registrant's strategy for long-term growth continues to be to expand the use of Registrant's disposable delivery systems and to take advantage of Registrant's unique market position as a provider of Contact Laser products and delivery systems for multiple surgical specialties. In addition, Registrant is currently targeting its marketing activities in the Otolaryngology and Head and Neck (ENT) surgical market. Registrant will also seek to expand the utilization of its infrastructure through strategic alliances and/or acquisitions.

Marketing

Registrant sells its Contact Laser Systems to end users by forming a responsive partnership with surgeons and hospitals to develop and apply innovative technologies that advance therapeutic benefit. Registrant's products are designed to improve cost-effectiveness and enhance access and ease of use across a broad range of surgical procedures and specialties. Registrant's marketing efforts include activities designed to educate physicians and nurses in the use of Registrant's products.

Registrant also participates from time to time in various workshops and educational programs that are sponsored by others. These programs, together with direct mail, advertising, physician referrals and trade shows at which Registrant participates, provide a significant majority of Registrant's potential customers. Registrant's sales organization provides consultation and assistance to the surgeon and surgical staff on the effective use of Registrant's products. The consultative sales effort varies depending on many factors, which include the nature of the specialty involved and complexity of the procedures and continues throughout Registrant's long-term relationship with its customers. The length of the sales cycle for a laser unit varies from one month to one year, with the average sale requiring approximately six months.

Registrant's Vice President of Sales and Marketing supervises these sales and marketing activities in the United States, which are conducted predominantly by Registrant-employed sales personnel. The sale and post-sale support provided by Registrant includes area managers who are trained in the utilization of Registrant's products, and who provide clinical consultation regarding safety, efficacy and operating room procedures; per diem clinical support specialists and per diem support specialists, who provide similar consultation within Registrant's Laser OnCall(TM) rental offering; and marketing and product managers and technology engineers, who together provide the link between the surgeon and Registrant to create innovative solutions and identify new applications and product opportunities. In certain geographic areas of the United States, Registrant utilizes manufacturer's representatives or distributors, who are not Registrant's employees, to provide these services. Registrant distributes its products internationally through independent distributors supervised by a Manager of International Operations, who is based in the United States.

Contract Development and Private Label Manufacturing. As part of Registrant's efforts to refocus its business strategy, Registrant has sought and will continue to seek to augment its sales to end-user customers by entering into specific contract development and private label manufacturing agreements with other manufacturers. These activities are designed to utilize Registrant's product strengths and capabilities.

International Markets. During 1997, Registrant continued its international marketing activities, working through distributors in various countries in Europe, the Middle East, the Far East, South America, Mexico and Canada. In 1997, Registrant terminated its distribution agreement with Kontron Instruments, which had been Registrant's distributor in most of Europe. Registrant is actively seeking replacement distributors in many of the countries formerly served by Kontron Instruments.

Research and Development

Registrant has historically focused its research and product development efforts mainly on Contact Laser Delivery Systems. More recently, these efforts have been focusing on both tissue effect technologies that include laser and non-laser based technologies and improving its offerings in ENT. Registrant's technological capabilities are designed to be responsive to the surgeon's needs. Registrant has the ability to respond to development requirements in the areas of optical/materials technology, laser technology and mechanical and electronics technology. During 1997, 1996 and 1995, Registrant spent $910,000, $1,404,000 and $2,143,000 in product development expenses, respectively.

Registrant's facility in Montgomeryville, Pennsylvania houses its product development activities. Registrant utilizes the technologies developed by Advanced Laser Systems Technology, Inc. ("ALST") which was licensed to Registrant in December 1990 in the development and manufacture of its CLMD laser units. Registrant, in addition to its internal product development programs, works closely with medical centers, universities and other companies worldwide in an effort to develop additional products and applications for its technology.

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

Registrant continues to focus on applications in minimally invasive and open surgery procedures where precision and hemostasis are critical to the procedure being performed and where Registrant's products can demonstrate distinct clinical advantages and cost-effectiveness relative to traditional surgical methods.

Competition

     Registrant faces substantial competition from other manufacturers of surgical systems, whose identity varies depending on the medical application for which the surgical system is being used, and from traditional surgical methods. Other companies are developing competitive surgical systems and related technologies and certain of these companies are substantially larger and have substantially greater resources than Registrant. These efforts could result in additional competitive pressures on Registrant's operations.

In addition, Registrant faces substantial competition in ENT from well-established manufacturers of non-laser products. These well-established companies have substantially greater resources than Registrant and could exert considerable competitive pressure on Registrant.

Registrant continues to be aware that certain companies have introduced into the market concepts or products that draw on Contact Laser technology. Registrant does not perceive that such concepts or products have a significant impact on Registrant's sales.

Registrant, through its patented Contact Laser Delivery Systems, is able to produce a wide range of temperature gradients which address a broad range of surgical procedures within multiple specialties. Registrant's multiple specialty capability reduces a hospitals need to purchase several lasers to meet its specialists' varied requirements. These factors, coupled with the precision, hemostasis, tactile feedback and control provided by its Contact Laser Delivery Systems, are Registrant's primary competitive strengths.

FDA and Related Matters

The FDA generally must approve the commercial sale of new medical devices. Commercial sales of medical lasers must be preceded by either a premarket notification filing pursuant to Section 510(k) of the Federal Food, Drug and Cosmetic Act, or the granting of premarket approval for a particular medical device.

The 510(k) notification filing must contain information that establishes that the device in question is substantially equivalent to devices on the market. Registrant has received FDA clearance to commercially market its Contact Laser System, including the laser unit, Laser Probes and Laser Scalpels and Fiberoptic Delivery System, in a variety of surgical specialties and procedures in gynecology, gastroenterology, urology, pulmonology, general and plastic surgery, cardio-thoracic surgery, ENT surgery, ophthalmology, neurosurgery and head and neck surgery. These clearances were granted under Section 510(k) on the basis of substantial equivalence to other laser or electrosurgical cutting devices that had received prior clearances or were otherwise permitted to be used in such areas.

The premarket approval procedure involves a more complex and lengthy review process by the FDA than the 510(k) premarket notification procedure, and the necessity to comply with the premarket approval procedure would require costly and time-consuming studies by Registrant, which could take two years or more to complete.

Registrant anticipates that most of its new products will also be eligible for the Section 510(k) procedure, although some new products, such as products for which there are few substantially equivalent devices or uses, may be subject to a lengthier review process. There can be no assurance that any future FDA clearances will be granted on a timely basis, if at all. Failure to obtain FDA clearance or extensive delay in the FDA clearance process for any new product which represents a significant development for Registrant would likely have a material adverse effect on Registrant's business.

Following FDA clearance for commercial distribution, the primary form of government regulation of medical products is the Good Manufacturing Practice Regulations for medical devices. These regulations, administered by the FDA, set forth requirements to be observed in the manufacture, storage, quality control procedures and installation of medical products for human use. In addition, there are a variety of registration and reporting requirements, with which Registrant must comply.

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

In addition, federal law requires Medicare to establish guidelines for hospital reimbursement based on patient diagnosis ("Diagnostic Related Group" or "DRG"). Once a diagnosis is made, the payment to the hospital will be fixed irrespective of the length of the hospital stay, the method of treatment, the supplies used or the tests carried out. This provides the hospital with an incentive to adopt cost reduction methods. Registrant believes that the Contact Laser System may reduce costs to hospitals by reducing length of stay due primarily to the reduced need for invasive surgery, general anesthesia or related medical treatments.

The FDA and other governmental agencies, both in the United States and in foreign countries, may adopt additional rules and regulations that may affect Registrant and its products.

Patents

Registrant's patents offer significant protection to the differentiation of Registrant's Contact Laser Delivery Systems from competitors' products. Registrant has sought and enjoys such protection principally in the United States. Registrant's twelve patents issued by the U.S. Patent and Trademark Office expire 17 years from their respective dates of issuance: September 15, 1987 (laser scalpels); April 12, 1988 (coatings); November 22, 1988 (two-piece disposable laser delivery system); April 18, 1989 (laser probes and scalpels); January 23, 1990 (supply system for sterile fluids and gases); January 23, 1990 (two-piece disposable laser delivery system); October 13, 1992 (unitary scalpel); June 22, 1993 (adjustable touch control hand-piece); January 10, 1995 (contact or insertion laser probe having wide angle radiation); May 16, 1995 (fused tip and fiber); May 28, 1996 (probe with inclusions); and March 4, 1997 (surgical tool for use with Contact Laser). Two of Registrant's Japanese patents, acquired in the fourth quarter of 1992, relate to an improved laser scalpel and laser surgical apparatus and will aid in the promotion of Registrant's products. Registrant has several other patents pending before the U.S. Patent and Trademark Office, as well as other patents and pending applications overseas.

Registrant intends to continue its policy of defending vigorously the ownership and protection of its proprietary technology against significant encroachments. However, no assurance can be given that such policy will be successful. (See
Part I, Item 3, Legal Proceedings).

Many of Registrant's products and services are offered under trademarks and service marks. Registrant believes its trademarks encourage customer loyalty and aid in the differentiation of Registrant's products from competitors' products. Accordingly, Registrant has registered five of its trademarks with the U.S. Patent and Trademark Office. It has filed its intent to register other trademarks. Registrant has other registrations issued or pending abroad.

Employees

As of December 28, 1997, Registrant had 79 employees of whom 29 were engaged in manufacturing, service and distribution, 12 in research and product development, 26 in sales and marketing and 12 in general administration. Registrant's employees are not represented by a union. Registrant considers its relations with employees to be good.

(d)  FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT
     SALES.

In addition to Registrant's domestic sales, Registrant currently sells its products internationally, concentrating historically throughout Western Europe and Canada, and more recently in certain countries in the Middle East, the Far East and South America. During fiscal 1997, 1996 and 1995, domestic sales represented 84%, 77% and 79% respectively, of Registrant's total sales. All export sales are transacted in U.S. currency.

Item 2.        Properties.
-------        -----------

Registrant owns approximately four acres in Oaks, Pennsylvania on which a 57,000 square foot office building is located. The property and improvements were sublet in June 1996 (as discussed below), but remain subject to a first mortgage with a balance at December 28, 1997 of $2,966,000. The loan bears interest at 10.5% per year and is being repaid in equal monthly payments, including interest, of approximately $34,000 over 20 years.

The property and improvements also remain subject to a second mortgage held by Montgomery County Industrial Development Corporation ("MCIDC") on behalf of Pennsylvania Industrial Development Authority ("PIDA"), with a balance at December 28, 1997 of $1,306,000. The loan bears interest at 3% per year and is being repaid in equal monthly payments, including interest, of approximately $14,000 over 15 years.


As a condition to the second mortgage, Registrant is required to hold collateral in favor of MCIDC, the terms of which will extend until Registrant has had four consecutive profitable calendar quarters. At December 28, 1997, the required amount of this security was $653,000; the form of the collateral was a standby letter of credit of $453,000 with the remainder covered by a first security interest in certain fixed assets and a second security interest in Registrant's accounts receivable and inventories.


Registrant sublet its Oaks, Pennsylvania property to Suburban Cable TV Co. Inc. ("Suburban") under a sublease dated March 21, 1996, as later amended on June 14, 1996. Registrant moved all of its operations out of the facility by July 1996. Suburban began occupying this facility in June 1996 and has made significant improvements to it for use in key central administrative functions. The sublease is for three years and contains a purchase option for the facility. Suburban and Registrant are in discussions regarding the potential acceleration of the purchase option.

Registrant currently leases a 42,000 sq. ft. facility in Montgomeryville, Pennsylvania that houses all of its administrative and manufacturing operations. Registrant entered a five-year lease for the Montgomeryville facility on May 29, 1996. Registrant has leased on a short-term basis approximately 5,000 sq.ft. close to its new facility in order to store surplus property and records.

Registrant also holds a lease on its former manufacturing facility in Hebron, Kentucky. The facility comprises 32,000 sq. ft. and is under lease through August 2000. Since the operations from this facility were transferred during 1992 to the leased facility located near Registrant's former headquarters in Oaks, Pennsylvania, Registrant sought to sublet the facility. A subtenant for 19,500 sq. ft. of the facility was secured in April 1994; a subtenant for the balance of the space was secured in August 1996. In 1997, the first subtenant went out of business. Registrant has found a replacement subtenant, though at reduced rates. There can be no assurance that the subtenants will remain at the facility through August 2000.

Item 3.        Legal Proceedings.
-------        ------------------

Bard. In November 1994, Registrant commenced litigation in the United States District Court for the Eastern District of Pennsylvania against C.R. Bard, Inc. and the Bard Urological Division claiming that Bard failed to comply with its contractual obligations to Registrant. The complaint alleged a cause of action for breach of contract, anticipatory repudiation, negligent misrepresentation and unfair competition. Registrant also asked for specific performance and, in addition or in the alternative, for monetary damages. Registrant also sought an injunction against, and indemnification from, Bard's enforcement against Registrant with respect to patent rights potentially inuring to Bard. Finally, Registrant had claimed punitive damages. As of July 18, 1997, Registrant settled this suit, pursuant to which Bard has paid Registrant $1,000,000.

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

U.S. Patent No. 4,773,413 was issued on September 27, 1988. It is a divisional patent of a continuation-in-part patent to the `737 Patent. It covers, among other things, a form of hot metal tip that allows direct laser irradiation of tissue by means of a central aperture in the tip. On May 6, 1996, the court granted Registrant's motion for summary judgment that none of its accused probes infringe the `413 Patent either literally or under the doctrine of equivalents.

U.S. Patent No. 5,380,317 was issued on January 10, 1995. Trimedyne has directed this patent against Registrant's side-firing free-beam probe, called the SFB 1. Registrant believes that the features of the SFB 1 fall within the public domain, and thus outside the claims of Trimedyne's patent. On July 3, 1996, the court granted Registrant's motion for summary judgment that its product does not infringe the `317 Patent either literally or under the doctrine of equivalents.

On July 11, 1996, the court entered a final judgment in favor of Registrant, dismissing Trimedyne's complaint. Trimedyne filed a motion for the court to reconsider its judgment. On August 7, 1996, the court denied Trimedyne's motion. On September 3, 1996, Trimedyne appealed from the lower court's judgment with respect to the `413 and `317 Patents. Briefs were filed, and oral argument was held on May 8, 1997. It is not known when the Court of Appeals will render its decision.

Daikuzono. On November 14, 1997, a settlement was reached in the suit brought against Registrant by Norio Daikuzono, the inventor of three of its patents in Contact Laser technology. The suit, brought by Mr. Daikuzono on February 7, 1995, had alleged breach of contract related to a 1984 agreement between Registrant and himself, breach of contract related to a 1987 employment agreement between Registrant and himself, and patent infringement of the Contact Laser patents. Mr. Daikuzono sought rescission of his assignment to Registrant of the Contact Laser patents, royalties on an expanded product group as well as an unspecified portion of the settlement proceeds from Registrant's prior patent infringement actions, compensatory damages in excess of $1 million related to the breach of the employment agreement, treble damages on those royalties that allegedly had been willfully unpaid, and attorney's fees, costs and interest.

The settlement confirmed that Registrant will continue to calculate royalties due to Mr. Daikuzono under the Contact Laser patents as it has done from the beginning. Registrant agreed to release to Mr. Daikuzono certain royalties which it had set aside since 1993 pending receipt from Mr. Daikuzono of proper tax documentation. In conjunction with the settlement of the suit, Mr. Daikuzono provided the documentation sufficient for Registrant to release those royalties. No other financial payments are required by the terms of the settlement.

Moreover, the settlement with Mr. Daikuzono and his affiliated company, SLT Japan Co. Ltd., confirmed the continuing validity of the prior assignment by Mr. Daikuzono to Registrant of all rights in the Contact Laser patents and any other related European and Japanese patent applications and patents issued pursuant thereto. As a result of the settlement, Registrant remains free to sell its products worldwide, including Japan, although it has agreed, subject to certain legal requirements, not to use its own name in Japan to reduce potential market confusion with SLT Japan Co. Ltd. Registrant also agreed, for a three year period, not to import into Japan certain laser units previously manufactured in conjunction with NEC Electronics, Inc. Mr. Daikuzono and SLT Japan Co. Ltd. remain free to sell products that do not infringe Registrant's patents, and Registrant granted to Mr. Daikuzono a royalty-free, non-exclusive license to practice in Japan all rights under any patents that may be issued pursuant to Registrant's Japanese patent applications related to the Contact Laser patents.

Item 4.       Submission of Matters to a Vote of Security Holders.
-------       ----------------------------------------------------

No matters were submitted to a vote of security holders during the fourth quarter ended December 28, 1997.

                                     PART II

Item 5.       Market for Registrant's Common Equity and Related Stockholder
              Matters.
-------       -------------------------------------------------------------

Registrant's Common Stock, $.0l par value, is quoted on the Nasdaq Stock Market under the symbol "SLTI." As of March 15, 1998, there were approximately 644 record holders of Registrant's Common Stock. On March 15, 1998, the closing price of Registrant's Common Stock on the Nasdaq Stock Market was $1.31 per share. The following table sets forth the high and low sales prices for Registrant's Common Stock for each quarterly period within the two most recent fiscal years.

1997                                            High     Low
                                                ----     ---
                  First Quarter                $1.63    $1.06
                  Second Quarter                1.56     1.06
                  Third Quarter                 2.06     1.19
                  Fourth Quarter                2.88     1.25

1996                                            High     Low
                                                ----     ---
                  First Quarter                $4.19    $1.13
                  Second Quarter                3.94     2.13
                  Third Quarter                 2.50     1.69
                  Fourth Quarter                2.38     1.19

Registrant has never paid any cash dividends on its Common Stock and does not expect to pay cash dividends in the foreseeable future. Registrant's bank line of credit agreement prohibits the declaration or payment of any dividends or distributions on any shares of its capital stock without the bank's prior written consent at any time when there are outstanding obligations to the bank.

Item 6.      Selected Consolidated Financial Data.
-------      -------------------------------------

The following table summarizes certain selected financial data for the five years ended December 28, 1997. The selected financial data for Registrant at December 28, 1997 and December 29, 1996 and for each of the three years in the period ended December 28, 1997 are derived from, and are qualified by reference to, the financial statements of Registrant, which are included elsewhere in this report. Such financial statements have been audited by Arthur Andersen LLP, independent public accountants, to the extent indicated in their report. The selected financial data for Registrant at December 31, 1995, January 1, 1995 and January 2, 1994, and for each of the two years in the period ended January 1, 1995, are derived from the audited financial statements of Registrant not included herein. This data should be read in conjunction with Registrant's financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in this report.

                                                       1997           1996           1995           1994           1993
                                                       ----           ----           ----           ----           ----
                                                               (In thousands, except per share)

Statement of Operations Data:
Net sales                                           $ 11,665       $ 10,974       $ 14,839       $ 21,508       $ 18,237
Gross profit                                           6,893          6,912          8,702         13,494         11,053
    Percentage of sales                                59.1%          63.0%          58.6%          62.7%          60.6%

Selling, general and administrative expenses        $  6,613       $  8,072       $ 10,047       $ 10,786       $ 10,444
Product development expenses                             910          1,404          2,143          2,068          2,485
Non-recurring charges (credits)                         (177)(1)      1,504(1)       1,915 (1)       (892)(3)        397(4)
Net gain on settlement of patent litigation             --             --           (5,926)(2)       --             --
Operating income (loss)                                 (453)        (4,068)           523          1,532         (2,273)
Net income (loss)                                       (381)        (4,508)           (58)           913         (2,935)
Net income (loss) per share                            ($.04)        ($0.46)        ($0.01)         $0.10         ($0.33)
Shares used in calculation of net income
   (loss) per share                                    9,885          9,866          9,851          9,309          9,011

Balance Sheet Data:
Cash, cash equivalents and short-term investments   $  6,549       $  6,120       $  8,147       $  4,143       $  2,866
Accounts receivable, net                               1,925          2,899          3,225          4,468          3,404
Inventories                                            2,986          3,534          3,866          4,725          4,626
Total assets                                          19,996         21,490         24,821         26,454         25,079
Long-term debt                                         4,509          4,971          4,503          4,719          5,054
Convertible subordinated debentures                    1,633          1,660          1,786          1,848          2,165
Stockholders' equity                                $ 11,357       $ 11,308       $ 15,690       $ 15,685       $ 12,420
==========================================================================================================================


(1) See Note 12 of Notes to Consolidated Financial Statements.
(2) See Note 4 of Notes to Consolidated Financial Statements.
(3) Settlement of lawsuit with ALST partially offset by a separate legal settlement with a former distributor.
(4) Increase in the reserve established in 1991 for the relocation of Kentucky operations.

No cash dividends were declared during any of the periods presented.
The accompanying Consolidated Financial Statements and Notes thereto are an integral part of this information.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
------    --------------------------------------------------------------

Net Sales

Registrant's net sales of Contact Laser(TM) Systems are primarily comprised of Nd:YAG Laser Systems and Contact Laser Delivery Systems and related accessories. The U.S market is serviced predominantly by a direct sales force, while sales outside the United States are derived through a network of distributors. In 1997, net sales were $11,665,000, an increase of $691,000, or 6%, from 1996 sales of $10,974,000. The 1996 sales of $10,974,000 were a $3,865,000, or 26%
decrease from 1995 sales of $14,839,000.

Net sales of Nd:YAG laser systems in 1997 was relatively constant with 1996, despite an increase of 34% in unit sales. Unit sales of new Nd:YAG laser systems in 1997 remained relatively constant with 1996, while sales of used and demonstration laser systems accounted for the percentage increase in unit sales. The increase in unit sales was due to both a higher volume of sales of Registrant's laser systems for ENT surgery as well as Registrant's continuing efforts to reduce demonstration laser inventory levels through a reduction in average unit prices. As a result, in 1997 the overall average unit selling price of an Nd:YAG laser system declined by 24% as compared to 1996.

Net sales of Nd:YAG laser systems in 1996 decreased by 29% on a 20% decline in units. The decrease was due primarily to the continued weakness in the demand for capital purchases by hospitals. This weakness was evidenced primarily in the United States and European markets. Other international markets were also affected, though to a lesser extent. While average unit prices remained relatively constant in international markets, U.S. average unit prices declined by 20% due mainly to a larger percentage of the unit sales consisting of refurbished lasers.

Net sales of Contact Laser Delivery Systems and related accessories declined 12% and 28% in 1997 and 1996, respectively, due to the lower level of sales of Nd:YAG laser systems and to competition within the urology market, as well as in other specialty markets.

Contract development activities accounted for 8% of net sales in 1997. There were no contract development sales in 1996 and 1995.

In October 1996, following the acquisition of the remaining 50% interest in the Mediq PRN/SLT joint venture (see Note 5 of Notes to Consolidated Financial Statements), revenues from the rental of Registrant's Nd:YAG laser systems and related Contact Laser Delivery Systems and accessories began to be included in net sales. In 1997, rental revenue accounted for 9% of net sales.

Management will continue to invest in innovative product development and will continue to develop and expand its strategic business relationships while actively pursuing business combination or acquisition opportunities aimed at enhancing the generation of new revenues and increasing shareholder value.

Gross Profit

Gross profit for the year ended December 28, 1997 was constant with the prior year on a 6% increase in net sales. As a percentage of net sales, gross profit was 59%, down from 63% in 1996. The decrease in gross profit as a percentage of sales was due primarily to three factors. The main factor was a reduction in the selling price on certain Contact Laser Systems, enacted in an effort to reduce inventory levels. The second factor was the inclusion in all of 1997 of the Laser OnCall(TM) rental business which operated at a lower percentage gross profit as compared to the sale of lasers and delivery systems. A partial offset to those two factors was the higher percentage gross profit realized from contract development activities in 1997 for which there were no corresponding activities in 1996.

Gross profit for the year ended December 29, 1996 decreased $1,790,000 or 21% from the prior year. As a percentage of net sales, gross profit was 63%, up from 59% in the 1995 fiscal year. The increase was attributable to cost reduction measures taken throughout 1996 in response to the lower sales being realized.

Operating Expenses

In response to the lower level of sales experienced from 1994 to 1996, Registrant implemented a course of actions aimed at bringing expense levels in line with the requirements needed to support its actual sales. These actions included reductions in workforce levels both in 1996 and 1995; the sublease of Registrant's former headquarters/research facility; and the relocation of all of Registrant's operations into a leased facility in Montgomeryville, Pennsylvania.

Selling, general and administrative expenses were $6,613,000 in 1997, compared to $8,072,000 in 1996, a decrease of 18%. The comparative decrease was due primarily to cost reduction actions taken in the third quarter of 1996. Such actions included reductions in workforce and related employee expenses and a reduction in the operating costs due to the consolidation of Registrant's facilities into one location. Also contributing to the decrease was a reduction in legal fees due to the settlement in 1997 of two of Registrant's outstanding lawsuits (see Part I, Item 3, Legal Proceedings). Selling, general and administrative expenses in 1996 decreased 20% from the 1995 level of $10,047,000 due mainly to the cost reduction actions which included reductions in manpower and associated costs.

Product Development

Product development costs were $910,000, $1,404,000, and $2,143,000 in 1997,
1996 and 1995, respectively. The reduction in 1997 versus 1996 was due primarily to personnel expense reduction actions taken in the third quarter of 1996. The reduction in 1996 compared to 1995 was due primarily to lower manpower related expenses and to the inclusion in the 1995 expenditures of $300,000 of expenses related to consulting fees paid to the principals of Advanced Laser System Technology, Inc. for which there were no corresponding expenses in 1996.

Non-Recurring Charges (Credits)

In 1997, Registrant recorded a benefit from the settlement of litigation with C.R. Bard and the Bard Urological Division (see Part I, Item 3 Legal proceedings) of $1,000,000. In addition, Registrant recorded non-recurring facility related charges of $542,000 related to Registrant's former headquarters facility and $281,000 related to Registrant's former manufacturing facility in Kentucky. The $542,000 charge resulted from a write-down in the carrying value of the former headquarters facility necessitated by the provision under which the facility is expected to be sold at the end of the tenant's initial sublease term. The $281,000 charge resulted from the loss of Registrant's former subtenant and subsequent signing of a new subtenant at a lower rental rate.

In 1996, Registrant recorded non-recurring charges of $1,504,000, representing third quarter restructuring charges of $1,201,000 for severance and other related costs, and a charge of $303,000 for the write-off of leasehold improvements at Registrant's former leased facility in Oaks, Pennsylvania. The manufacturing operations have been consolidated with all other operations into Registrant's leased facility in Montgomeryville, Pennsylvania.

In 1995, Registrant recorded non-recurring charges of $1,915,000 representing fourth quarter charges of $828,000 for the write-down of certain inventories, $697,000 for the write-off of certain intangible assets acquired in the 1990 technology acquisition from ALST, and a second quarter charge of $390,000 for severance and other costs incurred in connection with a workforce reduction.

Net Patent Litigation Settlement

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

Other Income

Other income increased to $366,000 in 1997 from a loss of $23,000 in 1996. This increase resulted from the inclusion of a full year of sublease income in 1997 as compared to only six months of sublease income in 1996 and the inclusion of a charge to other income in 1996 of moving expenses to relocate Registrant's headquarters for which there were no corresponding costs in 1997.

Interest

Net interest expense of $282,000 in 1997 increased by $29,000 from $253,000 in 1996. The increase was due to the inclusion of a full year of interest expense on the capital leases acquired in the purchase of the Mediq PRN/SLT joint venture offset in part by higher interest income earned on cash, cash equivalents and short-term investments in 1997.

Net interest expense in 1996 of $253,000 decreased by $259,000 from $512,000 in 1995 due to higher interest income earned on cash equivalents and short-term investments in 1996 versus 1995.

Income Taxes

The tax provision in 1997 of $12,000 was for state income taxes. There was no provision for income taxes in 1996 due to the net taxable loss incurred. The tax provision of $50,000 in 1995 was for federal alternative minimum and state income taxes. Registrant expects that its effective tax rate for 1998 will remain significantly lower than the statutory rate due to continued availability of its net operating loss carryforwards and tax credit carryforwards.

MedTREK Agreement

In 1997, Registrant acquired exclusive worldwide rights to certain new products and medical devices used in minimally invasive otolaryngology and head and neck
(ENT) surgery, pursuant to an agreement with MedTREK Corporation and its President, Mr. Dom L. Gatto. In accordance with the terms of the agreement, Registrant is required to make cash payments to MedTREK when certain products have been commercially introduced and has issued stock warrants to MedTREK that will vest when predetermined revenue targets have been achieved. The acquisition cost of $480,000 was recorded within other long-term assets and is being amortized over a five year period, the initial term of the agreement (See Note 7 and Note 11 of Notes to Consolidated Financial Statements).

Liquidity and Capital Resources

Cash, cash equivalents and short-term investments at December 28, 1997 were $6,549,000, an increase of $429,000 over the December 29, 1996 balance of $6,120,000. Registrant invests its excess cash in high- quality, liquid, short-term investments. In each of the two years, $100,000 was restricted and pledged in favor of American United Life Insurance Company ("AULIC") as a condition of the first mortgage with AULIC (See Note 10 of Notes to Consolidated Financial Statements). At December 28, 1997 and December 29, 1996, letters of credit, issued under Registrant's bank line of credit, were outstanding in favor of the Montgomery County Industrial Development Corporation ("MCIDC") as a condition of the security agreement with MCIDC (See Note 10 of Notes to Consolidated Financial Statements). The letters of credit amounted to $453,000 at the end of 1997 and $515,000 at the end of 1996. The letter of credit requirement extends until Registrant records four consecutive quarters of profitability in a given calendar year.

Registrant has a $2,535,000 credit facility with a bank. This facility includes a sub-line for letters of credit of $535,000, under which the aforementioned letters of credit were issued. Other than the letter of credit requirement by MCIDC, and one other minor letter of credit, there were no borrowings outstanding under the line of credit. Borrowings under the line are secured by Registrant's accounts receivable and inventories. The line is subject to Registrant maintaining certain financial covenants as defined. Management expects to renew a line of credit facility when this facility expires on May 31, 1998.

Net cash provided by operating activities was $987,000 in 1997, primarily resulting from net non-cash adjustments of $1,917,000, a decrease in accounts receivable of $974,000, the net loss incurred of $381,000 and a decrease in accounts payable and accrued liabilities of $1,500,000. The net non-cash adjustments of $1,917,000 include non-recurring charges of $847,000. The decrease in accounts payable and accrued liabilities included royalty payments of $391,000 to Norio Daikuzono in connection with the litigation settlement (See
Part I, Item 3, Legal Proceedings). In 1996, net cash used in operating activities was $1,349,000, which resulted principally from losses incurred of $4,508,000 offset by net non-cash adjustments of $2,157,000 and a decrease in accounts receivable and inventory of $560,000 and $488,000, respectively. The net non-cash adjustments of $2,157,000 included non-recurring charges of $1,030,000.

Net cash used in investing activities increased $1,486,000 in 1997 to $1,972,000 from $486,000 in 1996. The increase in net cash used was due primarily to the purchase in 1997 of short-term investments.

Net cash used in financing activities was $255,000 in 1997, compared to net cash used in financing activities of $273,000 in 1996.

Management believes that Registrant's current cash position and available line of credit will be sufficient to fund operations and meet its commitments for long-term debt (See Note 10 of Notes to Consolidated Financial Statements), other commitments and contingencies (See Note 17 of Notes to Consolidated Financial Statements) and capital expenditures.

Management believes that inflation has not had a material effect on operations for the three years in the period ended December 28, 1997.

Year 2000 Compliance

Registrant has analyzed its management information systems for year 2000 compliance issues. Registrant has purchased the latest version of its software package which has eliminated the Year 2000 issue. The costs of conversion to the new version of the software package have not been material.

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

The risk factors identified in the cautionary statements below could cause actual results to differ materially from those suggested in these forward-looking statements. Also, Registrant may, from time to time, set forth additional risk factors on Forms 10-Q and 8-K. However, the risk factors listed below or in future reports of Registrant are not exhaustive. New risk factors emerge from time to time, and it is not possible for management to predict all of such risk factors, nor can it assess the impact of all of such risk factors on Registrant's business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results. The cautionary statements below are being made pursuant to the "safe-harbor" provisions of the Private Securities Litigation Reform Act of 1995 (the "Act"). Registrant intends that all forward-looking statements made, in whatever form, be considered subject to the Act.

Changes in the U.S. Health Care System. There has been substantial debate in the political arena related to prospective changes in the U.S. health care system. In addition, developments in both the public and the private sector have significantly affected the financing and delivery of health care in the United States, including the rapid expansion of managed care programs, the reduction of reimbursements under the capital cost pass through system for the Medicare program and the implementation of prospective governmental reimbursement programs based on diagnostic related groups. Cost containment has been a major element of these developments, which have had a material adverse effect on Registrant's results of operations over the past several years. There can be no assurance that such changes in the financing and delivery of health care will not continue to affect hospital capital equipment and supplies procurement patterns or dictate which surgical procedures will be covered by applicable insurance or government funded or subsidized programs, which could continue to have a material adverse impact on Registrant. Registrant also cannot predict the extent or impact of future legislation or regulations.

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

Governmental Regulation. Government regulation in the U.S. and other countries is a significant factor in the development, manufacturing and marketing of many of Registrant's products and in Registrant's ongoing research and development activities. Specifically, medical devices are subject to United States Food and Drug Administration ("FDA") approval or clearance before they can be utilized for clinical studies or sold commercially. The process for obtaining the necessary approvals and compliance with applicable regulations can be costly and time consuming. There can be no assurance that regulatory review will not involve delays or other actions adversely affecting the marketing and sales of Registrant's products. Registrant has received all of its FDA clearances to date using the procedure under Section 510(k). There is no assurance Registrant will continue to be able to obtain applicable government approvals or successfully comply with such regulations in a timely and cost-effective manner, if at all, and failure to do so may have an adverse effect on Registrant's financial condition and results of operation. Further, there can be no assurances that more stringent regulatory requirements and/or safety and quality standard will not be issued in the future with an adverse effect on Registrant's business. Although Registrant believes that it is in compliance with all applicable regulations of the FDA, current regulations depend heavily on administrative interpretation and there can be no assurance that future interpretations made by the FDA or other regulatory bodies, with possible retroactive effect, will not adversely affect Registrant.

Registrant's products are similarly subject to foreign regulating bodies. Typically, foreign bodies readily allow Registrant's products to be traded within their jurisdictions, based on the fact that Registrant's products have secured clearance from the FDA. However, there can be no assurance that such foreign bodies will not impose different, additional requirements that may materially hamper Registrant's ability to compete in overseas markets.

Patents and Proprietary Technologies. Registrant's ability to compete effectively with other companies depends, in part, on its ability to protect and maintain the proprietary nature of its technology. Registrant owns twelve United States patents, two Japanese patents and a number of issued foreign patents and pending patent applications for its products. Registrant treats its design and technical data as confidential, and relies on nondisclosure safeguards, such as confidentiality agreements, laws protecting trade secrets and agreements to protect proprietary information. Registrant has incurred substantial costs in enforcing its patents against infringement by others and defending itself against similar claims of others. Although Registrant has been successful to date in disputes involving the validity and enforceability of its patents and in defending itself against claims by others of patent infringement, there can be no assurance that Registrant will continue to be successful in such matters in the future or that Registrant's patents or other proprietary rights, even if continuing to be held valid, will be broad enough in scope to enable Registrant to prevent third parties from producing products using similar technologies or processes.

As Registrant attempts to broaden its offerings in ENT and, to a lesser extent, in other surgical fields, Registrant perceives that it may be obliged to license technology from third parties in order to have competitive offerings. There can be no assurance that Registrant will be successful in obtaining such licenses, or that if obtained, such licenses will not be at disadvantageous terms.

Product Development. Registrant is actively engaged in identifying market needs and in developing products to satisfy those unmet needs. Such products are not necessarily laser products. Registrant attempts to validate the existence of such unmet needs as well as the potential revenues, costs and profits involved in satisfying such needs. There is a material risk that Registrant's competitors may satisfy those needs with more effective or less expensive products. There is also a material risk that Registrant's estimates of the economic potential from such unmet needs may be incomplete or inaccurate, or that the products which Registrant develops to meet such needs will be untimely introduced or insufficiently effective clinically or economically to gain market acceptance.

Change in Marketing Approach. Registrant is taking, or is contemplating taking, certain actions to transition its marketing approach from addressing a wide range of surgical specialties to providing a broader array of products to a more select market segment. Although Registrant believes that this transition will have a long-term positive financial impact, no assurance can be given that the actions taken will provide the intended results, or that Registrant will not experience short-term disruptions or an adverse impact of operations during the transition to this new marketing approach.

Item 8.    Financial Statements and Supplementary Data.                                                   Page
------     -------------------------------------------                                                    ----
Report of Independent Public Accountants................................................................. 21
Consolidated Balance Sheets at December 28, 1997 and December 29, 1996................................... 22
Consolidated Statements of Operations for each of the three years in the period ended
    December 28, 1997.................................................................................... 23
Consolidated Statements of Stockholders' Equity for each of the three years in the period ended
    December 28, 1997.................................................................................... 24
Consolidated Statements of Cash Flows for each of the three years in the period ended
    December 28, 1997.................................................................................... 25
Notes to Consolidated Financial Statements............................................................... 26
Schedule II - Valuation and Qualifying Accounts.......................................................... 42

All other schedules are omitted because of the absence of conditions under which they are required or because the required information is included in the Consolidated Financial Statements or Notes thereto.

               REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Surgical Laser Technologies, Inc.:

We have audited the accompanying consolidated balance sheets of Surgical Laser Technologies, Inc. (a Delaware corporation) and Subsidiaries as of December 28, 1997 and December 29, 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 28, 1997. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Surgical Laser Technologies, Inc. and Subsidiaries as of December 28, 1997 and December 29, 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 28, 1997 in conformity with generally accepted accounting principles.

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

Philadelphia, Pa.
   January 30, 1998

Surgical Laser Technologies, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(In thousands, except for par values)


                                                                              Dec. 28, 1997         Dec. 29, 1996
                                                                              -------------         -------------
Assets
Current assets:
     Cash and cash equivalents (Note 1)                                              $1,555                 $2,795
      (including restricted amounts of $100)
     Short-term investments (Note 1)                                                  4,994                  3,325
     Accounts receivable, net of allowance for doubtful accounts
      of $155 and $116                                                                1,925                  2,899
     Inventories (Note 2)                                                             2,986                  3,534
     Other                                                                              445                    134
------------------------------------------------------------------------------------------------------------------
              Total current assets                                                   11,905                 12,687
Property and equipment, net (Note 3)                                                  1,998                  2,325
Property held for sale, net (Note 3)                                                  4,869                  5,636
Patents and licensed technology, net (Note 4)                                           576                    610
Other assets                                                                            648                    232
==================================================================================================================
              Total assets                                                          $19,996                $21,490
==================================================================================================================

Liabilities and Stockholders' Equity

Current liabilities:
     Current portion of long-term debt                                                 $504                   $468
     Accounts payable                                                                   512                    777
     Accrued liabilities (Note 9)                                                     1,481                  2,306
------------------------------------------------------------------------------------------------------------------
              Total current liabilities                                               2,497                  3,551
------------------------------------------------------------------------------------------------------------------
Long-term debt (Note 10)                                                              6,142                  6,631
------------------------------------------------------------------------------------------------------------------

Commitments and Contingencies (Note 17)

Stockholders' Equity:
     Common stock, $.01 par value, 30,000 shares authorized,
       9,887 shares and 9,882 shares issued and outstanding                              99                     99
     Additional paid-in capital                                                      33,144                 32,714
     Accumulated deficit                                                            (21,886)               (21,505)
------------------------------------------------------------------------------------------------------------------
              Total stockholders' equity                                             11,357                 11,308
==================================================================================================================
              Total liabilities and stockholders' equity                            $19,996                $21,490
==================================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

Surgical Laser Technologies, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

                                                                               For the Year Ended
                                                              ----------------------------------------------------
                                                              Dec. 28, 1997      Dec. 29, 1996       Dec. 31, 1995
                                                              -------------      -------------       -------------

Net sales                                                           $11,665            $10,974             $14,839
Cost of sales                                                         4,772              4,062               6,137
------------------------------------------------------------------------------------------------------------------
Gross profit                                                          6,893              6,912               8,702
------------------------------------------------------------------------------------------------------------------

Operating Expenses:
     Selling, general and administrative                              6,613              8,072              10,047
     Product development                                                910              1,404               2,143
     Non-recurring charges (credits) (Note 12)                         (177)             1,504               1,915
------------------------------------------------------------------------------------------------------------------
                                                                      7,346             10,980              14,105
------------------------------------------------------------------------------------------------------------------

Net settlement of patent litigation (Note 4)                              -                  -               5,926
------------------------------------------------------------------------------------------------------------------

Operating income (loss)                                                (453)            (4,068)                523

Equity in loss of joint venture                                           -                164                  19
Other (income) loss                                                    (366)                23                   -
Interest expense                                                        649                581                 624
Interest income                                                        (367)              (328)               (112)
------------------------------------------------------------------------------------------------------------------
Loss before income taxes                                               (369)            (4,508)                 (8)

Income taxes                                                             12                  -                  50
==================================================================================================================
Net loss                                                              $(381)           $(4,508)               $(58)
==================================================================================================================

Basic and diluted loss per share (Note 1)                            $(0.04)            $(0.46)             $(0.01)
==================================================================================================================

Shares used in calculation of basic and diluted loss per share        9,885              9,866               9,851
==================================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

Surgical Laser Technologies, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)

                                                            Additional
                                                 Common      Paid-In          Accumulated
                                                  Stock      Capital            Deficit       Total
                                                 ------     ----------        -----------     -----

Balance, January 1, 1995                           $98       $32,526           $(16,939)    $15,685
Conversion of subordinated notes to
  common stock (14 shares)                           1            62                  -          63
Net loss                                             -             -                (58)        (58)
----------------------------------------------------------------------------------------------------
Balance, December 31, 1995                          99        32,588            (16,997)     15,690
Conversion of subordinated notes to
  common stock (28 shares)                           -           126                  -         126
Net loss                                             -             -             (4,508)     (4,508)
----------------------------------------------------------------------------------------------------
Balance, December 29, 1996                          99        32,714            (21,505)     11,308
Conversion of subordinated notes to
  common stock (6 shares)                            -            27                  -          27
Stock warrants issued (Note 11)                      -           403                  -         403
Net loss                                             -             -               (381)       (381)
----------------------------------------------------------------------------------------------------
Balance, December 28, 1997                         $99       $33,144           $(21,886)    $11,357
====================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

Surgical Laser Technologies, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

                                                                                    For the Year Ended
                                                                      --------------------------------------------------
                                                                      Dec. 28, 1997      Dec. 29, 1996     Dec. 31, 1995
                                                                      -------------      -------------     -------------
Cash Flows From Operating Activities:
   Net loss                                                                  $(381)           $(4,508)             $(58)
   Adjustments to reconcile net loss to net cash provided by
     (used in) operating activities:
      Equity in loss of joint venture                                            -                164                19
      Depreciation and amortization                                          1,086                981             1,833
      Imputed interest                                                         (16)               (18)              (20)
      Non-recurring charges                                                    847              1,030             3,750
  (Increase) decrease in assets:
     Accounts receivable                                                       974                560             1,243
     Inventories                                                               285                488               135
     Other current assets                                                     (310)                61                64
     Other assets                                                                2                  7               (89)
  Increase (decrease) in liabilities:
     Accounts payable                                                         (265)               308              (832)
     Accrued liabilities                                                    (1,235)              (422)             (436)
-------------------------------------------------------------------------------------------------------------------------
       Net cash provided by (used in) operating activities                     987             (1,349)            5,609
-------------------------------------------------------------------------------------------------------------------------

Cash Flows From Investing Activities:
    Cash received in acquisition of joint venture                                -                190                 -
    Purchases of short-term investments                                     (1,669)               (81)           (3,244)
    Additions to property and equipment                                       (154)              (334)             (468)
    Patent costs                                                               (46)               (61)             (672)
    Purchase of  marketing agreement                                          (103)                 -                 -
    Investment in joint venture                                                  -               (200)             (150)
-------------------------------------------------------------------------------------------------------------------------
       Net cash used in investing activities                                (1,972)              (486)           (4,534)
-------------------------------------------------------------------------------------------------------------------------

Cash Flows From  Financing Activities:
   Payments on long-term debt                                                 (426)              (273)             (315)
   Issuance of stock warrants                                                  171                  -                 -
-------------------------------------------------------------------------------------------------------------------------
       Net cash used in financing activities                                  (255)              (273)             (315)
-------------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                        (1,240)            (2,108)              760

Cash and Cash Equivalents, Beginning of Year                                 2,795              4,903             4,143

========================================================================================================================
Cash and Cash Equivalents, End of Year                                      $1,555             $2,795            $4,903
========================================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

Surgical Laser Technologies, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 28, 1997

Note 1
Summary of Significant Accounting Policies:

Principles of Consolidation
The accompanying consolidated financial statements include the accounts of Surgical Laser Technologies, Inc. and its wholly owned subsidiaries ("SLT"). All material intercompany balances and transactions have been eliminated.

Nature of Operations
SLT is engaged primarily in the development, manufacture, sale and rental of proprietary laser systems and delivery systems for both contact and non-contact surgery. SLT's Contact Laser(TM) System is comprised of a portable laser unit that delivers laser energy through Contact Laser Delivery Systems. SLT's current laser product line includes four portable laser units of various power levels, a family of over 100 laser probes, laser scalpels, fibers and handpieces that provide different Wavelength Conversion(TM) effect properties, power densities and configurations appropriate for cutting, coagulation or vaporization.

In 1997, SLT expanded its product offerings to include non-laser based products specifically targeted at the Otolaryngology and Head and Neck (ENT) surgical market. Those new product offerings include a line of reusable handheld instruments and a line of fluid absorption products for the control of bleeding.

Fiscal Year
SLT's fiscal year is the 52 or 53-week period ending the Sunday nearest to December 31. Fiscal years 1997, 1996 and 1995 included 52 weeks.

Cash and Cash Equivalents
SLT invests its excess cash in highly liquid short-term investments. SLT considers short-term investments that are purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents consisted of the following at:

                                     December 28, 1997      December 29, 1996
                                    ------------------    -------------------
(In thousands)
Cash and money market accounts                    $312                   $543
Repurchase agreements                              865                    540
Certificates of deposit-restricted                 100                    100
Commercial paper                                     -                     99
U.S. Government securities                         278                  1,513
-------------------------------------------------------------------------------
                                                $1,555                 $2,795
===============================================================================

Restricted cash at December 28, 1997 and December 29, 1996 consisted of a $100,000 certificate of deposit pledged to American United Life Insurance Company ("AULIC"), as a condition of the first mortgage agreement with AULIC (See Note 10).

Short-term Investments
Effective December 30, 1996, SLT adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). In accordance with the Statement, prior period financial statements have not been restated to reflect the change in accounting principle. The cumulative effect as of December 30, 1996 of the adoption of SFAS 115 did not have a material effect on SLT's financial condition or results of operations.

SLT has classified its entire portfolio of short-term investments as available for sale as they are available to support current operations or to take advantage of other investment opportunities. Securities available for sale are stated at fair value with unrealized gains and losses included in stockholders' equity. Dividend and interest income is recognized when earned and is recorded in interest income. The amortized cost of debt securities is adjusted for accretion of discounts to maturity. Such amortization is also included in interest income. SLT currently invests in only high-quality, short-term securities in accordance with its investment policy. As such, there were no significant differences between amortized cost and estimated fair value at December 28, 1997 or December 29, 1996. Additionally, because investments are short-term and are generally allowed to mature, unrealized gains and losses for both years have been minimal.

The following table represents the estimated fair value breakdown of short-term investments by category:

                                    December 28, 1997       December 29, 1996
                                   ------------------      ------------------
(In thousands)
Commercial paper                               $1,145                    $733
Certificates of deposit                           258                       -
U.S. Government securities                      2,821                   2,592
U.S. corporate debt securities                    770                       -
--------------------------------------------------------------------------------
                                               $4,994                  $3,325
================================================================================


The estimated fair value of short-term investments at December 28, 1997 due in one year or due after one year was $4,540,000 and $454,000, respectively.

Property, Equipment, Depreciation and Amortization
Property and equipment are recorded at cost. Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets, primarily three to ten years for demonstration equipment, furniture and office equipment, machinery and equipment, and 30 years for buildings. Leasehold improvements are amortized over the lesser of their useful lives or the lease term. Depreciation expense was $961,000 in 1997, $984,000 in 1996 and $956,000 in 1995.
Expenditures for major renewals and betterments to property and equipment are capitalized, while expenditures for maintenance and repairs are charged to operations as incurred.

Inventories
Inventories are stated at the lower of cost (first-in, first-out basis) or market. Cost is determined at the latest cost for materials and at production cost (materials, labor and indirect manufacturing cost) for work-in-process and finished goods.

Laser units and laser accessories located at medical facilities for sales evaluation and demonstration purposes or those units/accessories used for development and medical training are included in property and equipment under the caption "demonstration equipment". These units and accessories are being depreciated over a period of up to 5 years.

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

Deferred Service Revenue
Revenue under maintenance agreements is deferred and recognized over the term (primarily 1 to 2 years) of the agreements on a straight-line basis.

Product Development Costs
Costs of research, new product and development and product redesign are charged to expense as incurred.

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

Supplemental Cash Flow Information
Interest paid was $649,000, $581,000 and $624,000 in 1997, 1996 and 1995,
respectively. Income taxes paid in 1997, 1996 and 1995 were immaterial.

The following non-cash investing and financing activities occurred: (i) during 1997, 1996 and 1995, $27,000, $126,000 and $62,000, respectively, of the 8%
convertible subordinated notes were converted at the request of the noteholders into common stock at a conversion price of $4.50 per share; and (ii) on September 30, 1996, SLT acquired the remaining 50% interest in the Mediq PRN/SLT joint venture for liabilities assumed (see Note 5).

Earnings (Loss) Per Share
Effective December 28, 1997, SLT adopted Statement of Financial Accounting Standard No. 128, "Earnings per Share" ("SFAS 128"). SFAS 128 establishes standards for computing and presenting earning per share (EPS) and applies to entities with publicly held common stock or potential common stock. SFAS 128 simplifies the standards for computing earnings per share previously found in APB Opinion No. 15, Earnings per Share. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.

Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the earnings of the entity.

For the years ended December 28, 1997, December 29, 1996 and December 31, 1995, SLT has reported earnings per share on the face of the income statement.
Due to SLT's net loss position in 1997, 1996 and 1995, the inclusion of common share equivalents had an anti-dilutive effect when calculating diluted earnings per share and, as a result, diluted EPS was equivalent to basic EPS for those years.

Impairment of Long-Lived Assets
Pursuant to Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," SLT is required to evaluate the impairment of long-lived assets and certain identifiable intangible assets on a periodic basis. SLT reviews the realizability of its long-lived assets and other intangibles by analyzing the projected undiscounted cash flows and adjusts the net book value of the recorded assets when necessary. No such adjustments have been recorded in 1997, 1996 and 1995, except as discussed in Note 12.

Recent Accounting Pronouncements
In June 1997, the FASB issued Statements No. 130 and 131. Statement No. 130, "Reporting Comprehensive Income," ("SFAS 130") requires that all items that are required to be recognized under accounting standards or components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information,"
("SFAS 131") requires that a public business enterprise report financial and descriptive information about its reportable operating segments. SLT will adopt SFAS 130 and 131 in fiscal year 1998, and based on current circumstances, does not believe the effect of adoption will be material.

Note 2
Inventories:
(In thousands)
                                        December 28, 1997     December 29, 1996
                                        -----------------     -----------------
Raw materials and work-in-process                  $1,702                $2,012
Finished goods                                      1,284                 1,522
-------------------------------------------------------------------------------
                                                   $2,986                $3,534
===============================================================================

Note 3
Property and Equipment and Property Held for Sale:
(In thousands)
                                           December 28, 1997  December 29, 1996
                                           -----------------  -----------------
Property and Equipment:
  Furniture and office equipment                     $3,549              $3,534
  Demonstration equipment                             1,391               1,706
  Machinery and equipment                             2,549               2,535
  Leasehold improvements                                163                 141
-------------------------------------------------------------------------------
                                                      7,652               7,916
Less-Accumulated depreciation and amortization       (5,654)             (5,591)
-------------------------------------------------------------------------------
Property and equipment, net                          $1,998              $2,325
===============================================================================

At December 28, 1997 and December 29, 1996, net property and equipment included $310,000 and $440,000 respectively, for assets recorded under capitalized lease arrangements (see Note 5). The related lease obligation of $741,000 and $952,000, was included in long-term debt at December 28, 1997 and December 29, 1996, respectively (see Note 10).

                                           December 28, 1997   December 29, 1996
                                           -----------------   -----------------
Property held for sale:
  Land held for sale                                    $750               $750
  Building held for sale                               6,047              6,047
--------------------------------------------------------------------------------
                                                       6,797              6,797
Less-Accumulated depreciation and amortization        (1,928)            (1,161)
--------------------------------------------------------------------------------
Property held for sale, net                           $4,869             $5,636
================================================================================

In July 1996, SLT relocated its administration, research and manufacturing operations from its owned and leased facilities in Oaks, Pennsylvania to a leased facility in Montgomeryville, Pennsylvania. In June 1996, SLT entered into an agreement to sublease the owned facility in Oaks, Pennsylvania for three years. The agreement provides for a $4,750,000 purchase option in 1999. The excess of the lease income over the depreciation expense and facility costs was recorded as other income in the accompanying consolidated statements of operations. Future undiscounted cash flows from rents and proceeds from the sale of the property exceeded the net book value of the property at December 28, 1997. Accumulated depreciation on property held for sale included a 1997 non-recurring charge of $542,000 (see Note 12).

Note 4
Patents and Licensed Technology:
(In thousands)

                                                                          December 28, 1997       December 29, 1996
                                                                          -----------------       -----------------
Patents, net of accumulated amortization of $414 and $361                              $514                    $571
Licensed technology, net of accumulated amortization of $17 and $9
   (see Note 6)                                                                          62                      39
-------------------------------------------------------------------------------------------------------------------
                                                                                       $576                    $610
-------------------------------------------------------------------------------------------------------------------

In December 1995, SLT settled its outstanding litigation with Laser Industries, Ltd. and its subsidiary Sharplan Lasers, Inc. for $8,125,000. In accordance with SLT's accounting policy, that portion of the capitalized patent asset representing legal fees of $2,199,000 was charged against the proceeds, resulting in a net settlement of $5,926,000 (see Note 12).

Note 5
Acquisition of Joint Venture:

On September 30, 1996, SLT acquired the remaining 50% interest in the Mediq PRN/SLT joint venture held by Mediq PRN for the assumption of outstanding liabilities. The joint venture company was formed in 1993 to provide rentals of lasers and related equipment to hospitals and other health care providers. Prior to the acquisition, the investment in Mediq PRN/SLT was recorded using the equity method of accounting. Sales to Mediq PRN/SLT were recorded at an arms-length price. Under the equity method, 50% of the gross margin from sales to the joint venture was deferred and amortized to income as the related asset was used by the joint venture. SLT's sales to Mediq PRN/SLT were $131,000 and $916,000 for the nine months ended September 29, 1996 and the fiscal year ended December 31, 1995, respectively. SLT contributed $200,000 and $150,000 of capital to the joint venture in 1996 and 1995, respectively.

The acquisition of Mediq PRN/SLT was accounted for as a purchase acquisition and, accordingly, the results of operations of Mediq PRN/SLT for the periods from the date of acquisition are included in the accompanying consolidated financial statements.

On September 29, 1996, prior to the acquisition, SLT's investment in Mediq PRN/SLT and the deferred gross profit on sales to Mediq PRN/SLT were $380,000 and $280,000, respectively, resulting in a net investment of $100,000. As of the acquisition date, the fair value of the net assets of the joint venture exceeded SLT's net investment by $218,000, which was used to reduce the net book value of rental equipment. The net investment of $100,000 was allocated to the assets purchased and liabilities assumed, based upon the fair values on the date of acquisition, as follows (in thousands):

Current assets, excluding cash acquired                                   $360
Rental equipment                                                           669
Other assets                                                                17
Other liabilities                                                         (140)
Long-term debt                                                            (996)
-------------------------------------------------------------------------------
                                                                           (90)
Cash acquired                                                              190
===============================================================================
                                                                          $100
===============================================================================


The rental equipment acquired included $464,000 of lasers which are being accounted for as capital lease equipment under the guidelines of SFAS No. 13 and were recorded within property and equipment on the balance sheets (see Note 3). These lasers are being depreciated over a three year period. The long-term debt associated with these lasers was recorded within both current and long-term debt in the consolidated balance sheets (see Note 10).

The pro forma results of operations of SLT and Mediq PRN/SLT, combined on the basis that the acquisition had taken place and was recorded as of the beginning of the fiscal year for each period, is presented as follows:

(In thousands, except per share amounts)                1996              1995
-------------------------------------------------------------------------------
Net sales                                              $11,790          $15,506
Net loss                                                (4,813)             337
Net loss per share                                      $(0.49)           $0.03

In management's opinion, the unaudited pro forma combined results of operations are not indicative of the actual results that would have occurred had the acquisition been consummated at the beginning of 1996 or at the beginning of 1995 or of future operations of the combined companies under the ownership and management of SLT.

Note 6
Purchase of Technology License:

In December 1990, SLT purchased from Advanced Laser Systems Technology, Inc. ("ALST") and its four principals an exclusive license for the use of certain laser technology. The purchase price of $2,000,000 was recorded at its present value and was being amortized on a straight-line basis over five to seven years. In connection with the purchase of the license, SLT and the principals of ALST entered into covenants not-to-compete. These agreements had aggregate payments of $1,000,000, were recorded at their present value and were amortized on a straight-line basis over five to eight years. Of the purchase price for the license agreement and the covenants not-to-compete, $2,050,000 was paid through 1992 and the balance was paid in the June 1994 settlement of SLT's legal dispute with ALST (see Note 12).

Note 7
MedTREK Agreement:

During 1997, SLT acquired exclusive worldwide rights to certain new products and medical devices used in minimally invasive otolaryngology and head and neck
(ENT) surgery, pursuant to an agreement with MedTREK Corporation and its President, Mr. Dom L. Gatto. In accordance with the terms of the agreement, SLT is required to make cash payments to MedTREK when certain products have been commercially introduced and issue stock warrants to MedTREK which will vest when predetermined revenue targets have been achieved.

As of December 28, 1997, SLT issued 300,000 stock warrants to MedTREK and has valued these options using the Black-Scholes Option Pricing Model (see Note 11). At December 28, 1997, the value of these warrants was $232,000 and the additional cash cost of acquiring the rights to the products as described above was $248,000. This total cost of $480,000 was included in other long-term assets in the consolidated balance sheet at December 28, 1997. SLT is amortizing this asset over the initial five year term of the contract. Amortization expense on this contract in 1997 was $49,000. At December 28, 1997, outstanding payments due to MedTREK of $145,000 were included in accrued liabilities in the consolidated balance sheet of SLT (see Note 9).

Note 8
Short-Term Borrowings:

At December 28, 1997 and December 29, 1996, SLT had a $2,535,000 and $2,750,000
line of credit, respectively, with a bank. The line of credit provides for a $535,000 sub-line for letters of credit. Under its sub-line, SLT issued a letter of credit for $453,000 at December 28, 1997, which replaced the letter of credit issued in 1996 of $515,000, in favor of Montgomery County Industrial Development Corporation ("MCIDC") under the terms of the Mortgage and Security Agreement. Additionally, in 1996, SLT issued a letter of credit for $17,510 to its lessor, in compliance with the lease agreement for the Montgomeryville, Pennsylvania facility. Other than for these letters of credit there were no other borrowings on the line at any time during 1997 and 1996. Borrowings on the line are secured by accounts receivable and inventories and bear interest at the bank's prime rate plus 1/2%. Borrowings on the line are subject to certain covenants, as defined, with which SLT was in compliance at December 28, 1997 and December 29, 1996. This credit facility expires on May 31, 1998.

Note 9
Accrued Liabilities:
(In thousands)

                                                                December 28, 1997       December 29, 1996
                                                                -----------------      ------------------
Consolidation and relocation expenses (see Note 12)                           $523                 $1,113
Accrued royalties                                                               18                    335
Deferred revenues                                                              317                    226
Accrued compensation                                                           176                    100
Accrued payments to MedTREK (see Note 7)                                       145                      -
Other                                                                          302                    532
----------------------------------------------------------------------------------------------------------
                                                                            $1,481                 $2,306
==========================================================================================================

Note 10
Long-term Debt:
(In thousands)
                                                                 December 28, 1997       December 29, 1996
                                                                 -----------------       -----------------
Mortgage loans on property held for sale (see Note 3)                         $4,272               $4,487
Convertible subordinated notes                                                 1,633                1,660
Capital lease obligations (see Note 3 and Note 5)                                741                  952
----------------------------------------------------------------------------------------------------------
                                                                               6,646                7,099
Less-Current portion                                                            (504)                (468)
----------------------------------------------------------------------------------------------------------
                                                                              $6,142               $6,631
==========================================================================================================

At December 28, 1997 and December 29, 1996, the estimated fair value of long-term debt described above was approximately the same as the carrying amount of such debt.

At December 28, 1997, mortgage loans included $2,966,000 remaining on a 10.5% mortgage note, payable through 2011; and $1,306,000 remaining on a 3% mortgage note, payable through 2006. The 10.5% note, held by AULIC, contains a provision which prohibits prepayment until 2001 and is collateralized by restricted cash of $100,000 and property and improvements. The 3% note is held by MCIDC on behalf of the Pennsylvania Industrial Development Authority. A condition of this note requires SLT to grant a security interest in assets equal to fifty percent of the principal balance. At December 28, 1997, this condition was met by a letter of credit (see Note 8), a first security interest in certain fixed assets and a second security interest in accounts receivable and inventory.

The convertible subordinated notes bear interest at 8%, become due in July 1999 and require interest payments quarterly. The notes were issued as part of a settlement of stockholders class-action litigation against SLT and certain directors and officers in 1992. The notes are convertible at the option of the holders into shares of SLT's common stock at a conversion price of $4.50 and may be prepaid, without penalty, if the fair value of SLT's common stock exceeds 125% of the conversion price for a specified period.

The obligations under capital leases are at fixed interest rates ranging from 9.5% to 13.44% and are collateralized by the related property and equipment (see
Note 3).

Future minimum rentals for property under capital leases are as follows (in thousands of dollars):

Year                                                                  Amount
-----------------------------------------------------------------------------
1998                                                                  $355
1999                                                                   343
2000                                                                   161
2001                                                                    10
2002                                                                     9
-----------------------------------------------------------------------------
Total minimum lease obligation                                         878
Less:  Interest                                                       (137)
-----------------------------------------------------------------------------
Present value of total minimum lease obligation                       $741
=============================================================================

The amount of long-term debt (excluding obligations under capital leases) maturing in each of the next five years is $229,000 in 1998, $1,877,000 in 1999, $260,000 in 2000, $278,000 in 2001, $298,000 in 2002 and $2,963,000 in 2003 and
thereafter.


Note 11
Common Stock Options and Common Stock Warrants:

Common Stock Options:
Under SLT's 1986 Non-Qualified Stock Option Plan, 1986 Incentive Stock Option Plan, Equity Incentive Plan and Second Amended and Restated Stock Option Plan for Outside Directors (the "Option Plans"), an aggregate of 2,454,725 shares of common stock may be issued pursuant to options that may be granted to certain officers, directors, key employees and others. Options under all plans expire no more than 10 years from the date of grant and have varying vesting schedules.

In February 1996, the 1986 Non-Qualified Stock Option Plan and the 1986 Incentive Stock Option Plan expired by their terms with respect to any future grants. At December 28, 1997, these plans had options to purchase 42,904 shares of common stock outstanding and exercisable.

On December 31, 1997, options to purchase 397,600 shares of common stock were forfeited. SLT has presented all option disclosures as if these options had been forfeited on December 28, 1997.

SLT accounts for the Option Plans under APB Opinion No.25, under which no compensation cost has been recognized. Had compensation cost for the Option Plans been determined consistent with SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), SLT's net loss would have been increased by approximately $294,000, $251,000 and $95,000 for the years ended December 28, 1997, December 29, 1996 and December 31, 1995 respectively. SLT's net loss per share would have been increased by approximately $.03, $.02 and $.01 for the years ended December 28, 1997, December 29, 1996, and December 31, 1995, respectively.

The fair value of options granted during the years ended December 28, 1997, December 29, 1996 and December 31, 1995, was estimated at $319,000, $854,000 and $378,000, respectively. There were no options granted below market or above market during the three years. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rate of 6.346%, 6.360% and 7.153% for 1997, 1996 and 1995 grants, respectively; an expected life of five years, eight years, and eight years for 1997, 1996 and 1995 grants, respectively; dividend yield of zero for all grants; and volatility of .476, .777 and .777 for 1997, 1996 and 1995 grants, respectively. Because the SFAS 123 method of accounting is not required to be applied to options granted prior to January 2, 1995, the resulting pro forma compensation charge may not be representative of that which may be expected in future years.

The following table summarizes the transactions of SLT's Option Plans for the three year period ended December 28, 1997:

                                                                             Option            Average
                                                          Shares              Price             Price
                                                          ------             ------            -------

Outstanding options at January 1, 1995                   1,507,128        $2.38 -20.17           $5.85
Granted                                                    195,900         1.56 - 2.63            2.42
Forfeited                                                 (208,742)        2.00 -15.00            5.65
--------------------------------------------------------------------------------------------------------
Outstanding options at December 31, 1995                 1,494,286        $1.56 -20.17           $5.43
Granted                                                    625,900         1.25 - 3.13            1.72
Forfeited                                                 (199,539)        1.25 -20.17           10.36
--------------------------------------------------------------------------------------------------------
Outstanding options at December 29, 1996                 1,920,647        $1.25 -15.00           $3.71
Granted                                                    509,000         1.13 - 1.91            1.43
Forfeited                                                 (960,493)        1.19 -15.00            4.06
--------------------------------------------------------------------------------------------------------
Outstanding options at December 28, 1997                 1,469,154         $1.13-15.00           $2.69
========================================================================================================

At December 28,1997, there were 722,105 options vested and exercisable and 985,571 options were available for grant. The following table summarizes the options outstanding and exercisable by price range at December 28, 1997:

                                           OPTIONS OUTSTANDING                                  OPTIONS EXERCISABLE
                                           -------------------                                  -------------------
                                                                        Weighted
                                                 Weighted Average        Average
Range of Exercise                     Number            Remaining       Exercise          Number   Weighted Average
           Prices                Outstanding     Contractual Life          Price     Exercisable     Exercise Price
--------------------------------------------------------------------------------------------------------------------
        $1.1250 -   $1.4375           518,900                8.90        $1.3093         113,401            $1.2500
        $1.5625 -   $2.0625           426,000                8.77        $1.9615         126,000            $1.9702
        $2.1250 -   $4.6000           378,951                5.68        $3.5133         343,301            $3.6141
        $5.3800 -  $15.0000           145,303                3.50        $7.6209         139,403            $7.7001
--------------------------------------------------------------------------------------------------------------------
        $1.1250 -  $15.0000         1,469,154                7.50        $2.6912         722,105            $3.7448
====================================================================================================================

Common Stock Warrants:
In May 1997, SLT issued to a distributor warrants to purchase an aggregate of 125,000 shares of common stock with exercise prices ranging from $3.00 to $7.00 per share. These warrants were issued in consideration of services to be provided to expand SLT's international product distribution. The warrants become exercisable based on the achievement of certain revenue criteria, as defined, in the distribution agreement. All such warrants will expire on December 31, 2002. SLT will amortize the value of these warrants, which value is approximately $13,000, to cost of sales in proportion to the revenue earned under the agreement.

In July 1997, SLT issued two warrants to MedTREK to purchase an aggregate of 50,000 shares of common stock with exercise prices of $1.53 per share. These two warrants were fully exercisable upon issuance. In addition, SLT issued four warrants to MedTREK for an aggregate of 250,000 shares of common stock with exercise prices of $1.53 per share. The additional four warrants were issued in consideration for services to be rendered in support of SLT's commercialization of products in the otolaryngology, head and neck and neurosurgery fields and become exercisable based on the achievement of certain revenue milestones, as defined in the agreement. All such warrants will expire on October 10, 2002. The $232,000 value of these warrants has been capitalized in other long-term assets and is being amortized to operating expense in proportion to the revenue generated from the MedTREK agreement (see Note 7).

In July 1997, SLT entered into an agreement to develop and supply certain laser-related devices. In connection with this agreement, SLT issued a warrant to purchase 200,000 shares of SLT's common stock with an exercise price of $2.00 per share. In December 1997, SLT issued an additional warrant to purchase 200,000 shares of common stock with an exercise price of $2.00 per share. Both warrants will expire on December 31, 2002. SLT recorded the $171,000 value of these warrants as an increase to additional paid-in capital and an offset to revenue earned under the agreement.

At December 28, 1997, 450,000 warrants were exercisable for an aggregate exercise price of $1.95.

Note 12
Non-recurring Items:

In 1997 SLT recorded non-recurring credits of $177,000, which was the net effect of recording a benefit from the settlement of litigation of $1,000,000, offset in part by non-recurring charges of $542,000 related to SLT's former headquarters facility in Oaks, Pennsylvania (see Note 3) and $281,000 related to SLT's former manufacturing facility in Kentucky. The $542,000 charge resulted from a write-down in the carrying value of the former headquarters facility necessitated by the provision under which the facility is expected to be sold at the end of the initial sublease term. The $281,000 charge resulted from the loss of a former tenant and the subsequent signing of a new tenant at a lesser rate.

In 1996, SLT recorded non-recurring charges of $1,504,000, which included $303,000 in leasehold improvement write-offs related to SLT's Oaks, Pennsylvania manufacturing facility, $1,151,000 for severance and other costs associated with manpower reductions and restructuring and $50,000 for additional costs associated with sub-leases in Hebron, Kentucky.

In 1995, SLT recorded non-recurring charges of $1,915,000, which included an $828,000 write-down of certain sharpened fiber inventories, a $697,000 write-off of certain intangible assets acquired in the 1990 technology acquisition from ALST (see Note 6) and $390,000 for severance and other costs associated with a workforce reduction.

Note 13
Retirement Savings Plan:

SLT has a defined contribution retirement plan that provides all eligible employees an opportunity to accumulate funds for their retirement. The plan is qualified under Section 401(k) of the Internal Revenue Code and provides for discretionary matching contributions by SLT of 50% of pretax contributions by an employee, up to a maximum of 6% of the employee's compensation. SLT did not make matching contributions in 1997, 1996 or 1995.

Note 14
Income Taxes:

SLT accounts for income taxes pursuant to Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 is an asset-and-liability approach that requires the recognition of deferred tax assets and liabilities for the expected tax consequences of events that have been recognized in SLT's financial statements or tax returns.

SLT recorded provisions of $12,000, $0 and $50,000 in 1997, 1996 and 1995, respectively. The provisions were for accrued federal alternative minimum taxes ("AMT") and certain state income taxes. No provision was recorded in 1996 due to losses incurred. Any other tax provisions in 1997, 1996 and 1995, including accrual adjustments for prior periods, were completely offset by changes in the deferred tax valuation allowances, primarily due to the utilization of operating loss carryforwards.

Income tax expense (benefit) consists of the following (in thousands of dollars):

                                                                1997          1996           1995
                                                                ----          ----           ----
Federal including AMT tax
     Current                                                     $-           $ -              $25
     Deferred                                                  (253)       (1,711)            (140)
State
     Current                                                     12             -               25
     Deferred                                                   (45)          (61)             (52)
------------------------------------------------------------------------------------------------------
                                                               (286)       (1,772)            (142)
Change in valuation allowance                                   298         1,772              192
------------------------------------------------------------------------------------------------------
Income tax expense                                              $12            $-              $50
======================================================================================================

SLT has no income that is subject to foreign taxes.

 A reconciliation of the effective tax rate with the federal statutory tax rate is as follows (in thousands of dollars):

                                                                     1997            1996             1995
                                                                     ----            ----             ----

Expected federal tax expense (benefit) at 34% rate                 $(125)        $(1,532)            $(3)
Change in valuation allowance                                        298           1,772             192
Other                                                               (173)           (240)           (189)
State income tax, net of federal benefit                              12               -              25
AMT tax                                                                -               -              25
-----------------------------------------------------------------------------------------------------------
Income tax expense                                                   $12              $-             $50
===========================================================================================================

As of December 28, 1997, SLT had approximately $21,703,000 of federal net operating loss carryforwards, which begin to expire in 2001. Included in the aggregate net operating loss carryforwards are $6,850,000 of tax deductions related to equity transactions, the benefit of which will be credited to stockholders' equity, if and when realized against taxes not reducible by other deductions. In addition, SLT had approximately $764,000 of federal tax credit carryforwards which begin to expire in 1998. Net deductible temporary differences were approximately $4,540,000 at December 28, 1997.

The ending balances of the net deferred tax asset have also been fully reserved, reflecting the uncertainties as to realizability evidenced by SLT's historical results and the general market conditions being experienced.

The changes in the net deferred tax asset are as follows (in thousands of dollars):

                                                                1997                 1996
                                                                ----                 ----
Beginning balance, gross                                      $10,020               $8,248
Net changes due to:
     Operating loss carryforwards, valued at 35%                 (603)               1,346
     Temporary differences, valued at 40%                         848                  150
     Carryforward & AMT credits                                    53                  276
----------------------------------------------------------------------------------------------
Ending balance, gross                                          10,318               10,020
Less:  valuation allowance                                     10,318               10,020
----------------------------------------------------------------------------------------------
Ending balance, net                                                $-                   $-
==============================================================================================

Deferred tax assets (liabilities) are comprised of the following (in thousands of dollars):
                                                   1997               1996
                                                   ----               ----
Assets:
Temporary differences
  Bad debts                                        $166                $151
  Building loss                                     217                   -
  Deferred R&D costs                                943                 176
  Inventoriable costs                                40                  26
  Inventory reserves                                415                 470
  Legal costs                                       278                   -
  Relocation reserve                                200                 155
  Severance                                          48                 249
  Warranty                                           12                   9
  Misc. temporary differences                        53                 167
Loss carryforwards                                7,596               8,199
Carryforward & AMT credits                          906                 853
--------------------------------------------------------------------------------
Gross deferred tax assets                        10,874              10,455
--------------------------------------------------------------------------------
Liabilities:
Temporary differences
  Depreciation                                     (556)               (435)
--------------------------------------------------------------------------------
Gross deferred tax liabilities                     (556)               (435)
--------------------------------------------------------------------------------
Deferred tax asset, before valuation             10,318              10,020
Valuation allowance                             (10,318)            (10,020)
--------------------------------------------------------------------------------
Net deferred tax asset, after valuation              $-                  $-
================================================================================

The average federal and state income tax rate (net of federal benefit) used to value operating loss carryforwards is 35%, due principally to more stringent usage requirements for loss carryforwards in Pennsylvania.

Note 15
Related Party Transactions:

A partner in the firm which acts as primary legal counsel to SLT is also a director and stockholder of SLT. In 1997, 1996 and 1995, the firm's legal fees were approximately $324,000, $388,000 and $491,000 respectively.

In September 1995, SLT made an $82,000 equity investment, which represents an 11% interest, in the common stock of one of its international distributors. SLT accounts for this investment using the cost method. SLT's sales to the distributor were $26,000, $144,000 and $533,000 for the fiscal years ended December 28, 1997, December 29, 1996 and December 31, 1995, respectively. Accounts receivable from sales to the distributor were $69,000 and $245,000 at December 28, 1997 and December 29, 1996, respectively. SLT's Chief Executive Officer is a member of the distributor's Board of Directors.

During 1994, SLT entered into a License Agreement with Fuller Research Corporation for certain fiber delivery system technology. The principal stockholder of Fuller Research Corporation was a director and an executive officer of SLT until November 1996. The licensed technology was patented by Fuller Research Corporation before its principal stockholder became an executive of SLT. SLT paid $45,000, $34,000 and $24,000 in royalties under the terms of the license agreement in 1997, 1996 and 1995, respectively. SLT terminated the license agreement effective February 28, 1998.

During 1994, SLT entered into an Investment Agreement with Kontron Instruments Holding N.V. ("Kontron Instruments") under the terms of which Kontron Instruments made a $2.0 million equity investment in SLT, representing a 7% ownership position. Kontron Instruments Holding N.V. is the parent company of Kontron Instruments Group, a European medical instruments manufacturer, which operated as SLT's market development and distribution partner throughout most of Europe for a portion of fiscal 1997 and all of fiscal 1996 and 1995. SLT's sales to Kontron Instruments were $112,000, $433,000 and $792,000 for the fiscal years ended December 28, 1997, December 29, 1996 and December 31, 1995, respectively. Accounts receivable from sales to Kontron Instruments were $23,000 and $149,000 at December 28, 1997 and December 29, 1996, respectively. The Chief Executive Officer of Kontron Instruments Holding, N.V. is a member of SLT's Board of Directors.

Note 16
Business Segment and Geographic Data:

SLT is engaged primarily in one business segment; the design, development, manufacture and marketing of laser products for medical applications. SLT's customers are primarily hospitals and medical centers. Net sales by geographic areas are as follows (in thousands of dollars):

                                  1997              1996                 1995
                                  ----              ----                 ----
Domestic                         $9,822            $8,444               $11,758
Foreign                           1,843             2,530                 3,081
--------------------------------------------------------------------------------
                                $11,665           $10,974               $14,839
================================================================================

Note 17
Commitments and Contingencies:

As of December 28, 1997, SLT was a defendant in one pending lawsuit for which management believes SLT has meritorious defenses and in which the trial court has granted summary judgment in SLT's favor. SLT therefore has not made any accrual for the ultimate resolution of this lawsuit. Based on its defenses in this action, SLT firmly believes that Trimedyne, the plaintiff in the lawsuit, will not prevail in its pending appeal, although no assurance can be given that SLT will not sustain an unfavorable outcome. If SLT does not prevail, SLT cannot now provide any reliable measure of its prospective loss.

SLT leases office space and equipment under various non-cancelable operating leases. For fiscal 1997, 1996 and 1995, rental payments were $564,000, $540,000, and $427,000, respectively, and related primarily to facilities in Montgomeryville, Pennsylvania; Oaks, Pennsylvania; and Hebron, Kentucky. The Hebron facility was vacated in 1991 as a result of SLT's decision to consolidate and relocate manufacturing and warehousing activities to Pennsylvania and has subsequently been sublet (see Note 12). The Oaks, Pennsylvania facility lease expired in December 1996 and was not renewed. Future minimum rental payments under operating leases are as follows (in thousands of dollars):

                                  1998         1999           2000       2001
--------------------------------------------------------------------------------
Minimum rental payments            $535          $524         $420        $106
Less:  Sublease payments           (108)         (108)         (72)          -
--------------------------------------------------------------------------------
Net rental payments                $427          $416         $348        $106
================================================================================

SLT has severance agreements with certain key executives which create certain liabilities in the event of their termination of employment without cause, or following a change in control of SLT. The aggregate commitment in fiscal 1998 under these executive severance agreements, should all covered executives be terminated other than for cause, was approximately $499,000 at December 28, 1997. Should all covered executives be terminated following a change in control of SLT, the aggregate commitment in fiscal 1998 and 1999 under these executive severance agreements at December 28, 1997 was approximately $564,000 and $113,000, respectively.

Note 18
Quarterly Financial Data (Unaudited):

                                                                   For the Quarter Ended
                                                              (In thousands, except per share)
-------------------------------------------------------------------------------------------------------------------
1997                                                    March 30        June 29         Sept. 28         Dec. 28
-------------------------------------------------------------------------------------------------------------------
Net sales                                               $3,073           $2,904          $3,007           $2,681
Gross profit                                             1,728            1,631           1,910            1,624
Net income (loss) (1)                                     (197)            (282)             47               51
Basic and diluted earnings (loss) per share             $(0.02)          $(0.03)          $0.00            $0.01
-------------------------------------------------------------------------------------------------------------------
1996                                                    March 31        June 30         Sept. 29         Dec. 29
-------------------------------------------------------------------------------------------------------------------
Net sales                                               $2,765           $2,784          $2,416           $3,009
Gross profit                                             1,715            1,855           1,576            1,766
Net loss (2)                                              (820)            (941)         (2,483)            (264)
Basic and diluted loss per share                        $(0.08)          $(0.10)         $(0.25)          $(0.03)
-------------------------------------------------------------------------------------------------------------------
1995                                                    April 2          July 2          Oct. 1          Dec. 31
-------------------------------------------------------------------------------------------------------------------
Net sales                                               $4,167           $3,806          $3,082           $3,784
Gross profit                                             2,503            2,164           1,749            2,286
Net income (loss) (3)                                   (1,261)          (1,684)           (996)           3,883
Basic and diluted earnings (loss) per share             $(0.13)          $(0.17)         $(0.10)           $0.39
===================================================================================================================

(1) Includes a non-recurring credit of $177,000 for the quarter ended September 28, 1997 (see Note 12).

(2) Includes non-recurring charge of $1,504,000 for the quarter ended September 29, 1996 (see Note 12).

(3) Includes net non-recurring charges of $390,000 and $1,525,000 for the quarters ended July 2 and December 31, 1995, respectively (see Note 12), and net patent litigation settlement of $5,926,000 for the quarter ended December 31,1995 (see Note 4).

For all periods presented, earnings (loss) per share has been computed under the guidelines of SFAS 128 (see Note 1). In each period, the inclusion of common stock equivalents in the calculation of diluted earnings (loss) per share had an antidilutive effect on the calculation. As a result, diluted earnings (loss) per share was equivalent to basic earnings (loss) per share for each period presented.


                                  SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

            COLUMN A                  COLUMN B         COLUMN C                        COLUMN D           COLUMN E
            --------                  --------         --------                        --------           --------
                                                         Additions Charged to
                                                         --------------------

                                  Balance at
                                  Beginning of      Cost and         Other                            Balance at End
Description                       Period            Expenses         Accounts      Deductions (1)     of Period
-----------------------------------------------------------------------------------------------------------------------
                                                          (In thousands)

FOR THE YEAR ENDED DECEMBER 28,
1997

Reserve for Doubtful Accounts           $116               73             -                34               $155
=======================================================================================================================

FOR THE YEAR ENDED DECEMBER 29,
1996

Reserve for Doubtful Accounts           $118             $258             -              $260               $116
=======================================================================================================================

FOR THE YEAR ENDED DECEMBER 31,
1995

Reserve for Doubtful Accounts           $110               $8             -                -                $118
=======================================================================================================================

(1) Represents write-offs of specific accounts receivable.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.
           ---------------------------------------------------------------------

           Not applicable.

PART III
--------

Item 10.       Directors and Executive Officers of Registrant
-------        ----------------------------------------------

Executive Officers
------------------

Certain information about the executive officers of Registrant as of March 15, 1998 is as follows:

Name                        Age     Positions held with Registrant
----                        ---     ------------------------------

W. Keith Stoneback          44      President, Chief Executive Officer and
                                    Director

Michael R. Stewart          40      Vice President, Finance, Chief Financial
                                    Officer, and Treasurer

Glenn H. Stahl              51      Vice President, Sales and Marketing

Davis Woodward              50      Vice President, Legal & Tax Affairs and
                                    Secretary


W. Keith Stoneback has served as President, Chief Executive Officer and a director of Registrant since August 1996. From 1988 until 1994, he served in several senior management positions for AMSCO International, Inc., a leading manufacturer and marketer of sterilizers, surgical tables, lights and decontamination equipment for the hospital and life science markets, most recently as Corporate Vice President, with responsibility for worldwide manufacturing, marketing and research and development for the capital equipment and supplies business. From November 1994 until joining Registrant, Mr. Stoneback pursued personal investment and business-related interests.

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

Davis Woodward has served as Vice President, Legal & Tax Affairs since January 1995. From July 1990 to January 1995, Mr. Woodward served as Assistant General Counsel and Director of Tax Planning. He has served as Secretary since November 1990.

Directors
---------

The names of the Directors, and certain information about them as of March 15, 1998, are set forth below.

Name of Director                    Age           Principal Occupation                         Director Since
----------------                    ---           --------------------                         --------------

Richard J. DePiano.................  56    Chairman of the Board of Directors of the            1986
                                             Registrant; Managing Director, The
                                             Sandhurst Venture Fund
Sheldon M. Bonovitz................  59    Chairman and Partner, Duane, Morris &                1985
                                             Heckscher LLP, Counsel to Registrant
Jay L. Federman....................  59    Attending Surgeon and Co-Director of                 1987
                                             Research, Wills Eye Hospital
Vincenzo Morelli...................  43    Chief Executive Officer, Kontron Instruments         1995
                                             Holding N.V.
W. Keith Stoneback.................  44    President and Chief Executive                        1996
                                             Officer of Registrant

Directors will serve until the 1998 Annual Meeting and until the due election of their respective successors.

Except as set forth below, each of the nominees has been engaged in his principal occupation described above for the past five years. There are no family relationships among directors or officers of Registrant.

Richard J. DePiano has served as the Chairman of the Board of Directors of Registrant since July 1995. Mr. DePiano has been the Chief Executive Officer of The Sandhurst Company, L.P. and the Managing Director of The Sandhurst Venture Fund since 1986. Since March 1997, Mr. DePiano also has served as Chief Executive Officer of Escalon Medical Corp., of which he is also a director.

W. Keith Stoneback has served as President and Chief Executive Officer of Registrant since August 1996. From 1988 until 1994, he served in several senior management positions for AMSCO International, Inc., a leading manufacturer and marketer of sterilizers, surgical tables, lights and decontamination equipment for the hospital and life science markets, most recently as Corporate Vice President, with responsibility for worldwide manufacturing, marketing and research and development for the capital equipment and supplies business. From November 1994 until joining Registrant, Mr. Stoneback pursued personal investment and business-related interests.

Sheldon M. Bonovitz has been a partner in the law firm of Duane, Morris & Heckscher LLP, Philadelphia, Pennsylvania, since 1969, where he also serves as Chairman and a member of the management committee. Mr. Bonovitz also serves as a director of Comcast Corporation and Mediq Incorporated. Mr. Bonovitz has also taught at the University of Pennsylvania Law School.

Jay L. Federman, M.D. has been an attending surgeon at Wills Eye Hospital, Philadelphia, Pennsylvania, since 1980 and an ophthalmologist in private practice since 1968. Dr. Federman was a founder of SITE Microsurgical Systems, Inc. and serves as a director of Escalon Medical Corp.

Vincenzo Morelli has served as Chief Executive Officer and a director of Kontron Instruments Holding N.V. since 1993.

Item 11.       Executive Compensation
-------        ----------------------

Director Compensation
---------------------

Each director of Registrant who is not an officer or employee of Registrant (an "Outside Director") receives an annual retainer of $15,000 and a fee of $500 for each committee meeting attended other than meetings held in conjunction with meetings of the Board of Directors.

Registrant also maintains the Second Amended and Restated Stock Option Plan for Outside Directors (the "Outside Director Plan"), pursuant to which: (a) on May 11, 1990, each Outside Director on such date received options to purchase 9,000 shares of Common Stock; (b) on May 11, 1990, each Outside Director who was a member of the Executive Committee on such date received options to purchase an additional 3,750 shares of Common Stock; (c) each Outside Director who had completed three years of service as an Outside Director on or before April 30, 1992 received options to purchase 4,500 shares of Common Stock on such date; (d) each Outside Director who had completed at least three years of service as an Outside Director on May 26, 1994 (the "1994 Grant Date") was granted options to purchase 45,000 shares, provided that if the Outside Director served as Chairman on the 1994 Grant Date, the option granted was for 60,000 shares; (e) each Outside Director who had not completed three years of service as an Outside Director on the 1994 Grant Date will, on the last trading day coinciding with or immediately following the completion of such three years of service, be granted options to purchase 30,000 shares, provided that if the Outside Director serves as Chairman throughout such three-year period, such option will be for 45,000 shares; (f) for each three years of service after the 1994 Grant Date since the most recent grant of options to an Outside Director, the Outside Director will be granted options to purchase 30,000 shares, provided that if the Outside Director served as Chairman throughout such three-year period, the option will be for 45,000 shares and (g) each person who became an Outside Director after the 1994 Grant Date or hereafter becomes an Outside Director in the future received or will receive options to purchase 30,000 shares of Common Stock on the fifteenth day after election as an Outside Director, provided that if the Outside Director is elected to serve as Chairman, the option granted will be for 45,000 shares.

All such options are exercisable at 100% of the fair market value of the Common Stock on the date of grant and remain exercisable to the extent vested until the earliest to occur of the expiration of ten years from the date of grant, three years from cessation of service as a director due to disability, one year from cessation of service as a director due to death or three months from cessation of service as a director for any other reason. Options granted on May 11, 1990 were fully exercisable when granted. Options granted on the 1994 Grant Date were exercisable 15,000 shares on the date of grant, with the balance exercisable in three equal consecutive annual installments commencing one year from the 1994 Grant Date. All other options granted under the Outside Director Plan are or will be exercisable in three equal consecutive annual installments commencing one year from the date of grant. Notwithstanding the foregoing, all options granted under the Outside Director Plan become fully exercisable upon consummation of any business combination transaction involving the sale of all or substantially all of the assets of Registrant to, or the acquisition of shares of Registrant's Common Stock representing more than 50% of the votes which all stockholders of Registrant are entitled to cast by, any person not affiliated with Registrant, directly or indirectly, through one or more affiliates, or any other transaction or series of transactions having a similar effect.

An aggregate 385,000 shares of Common Stock are currently reserved for issuance under the Outside Director Plan, of which 9,000 shares have been issued and 318,000 shares are subject to outstanding options.

Executive Officer Compensation
------------------------------

The following table sets forth certain information with respect to compensation paid by Registrant during each of the three fiscal years ended December 28, 1997, December 29, 1996 and December 31, 1995 to the chief executive officers of Registrant and the other three executive officers of Registrant whose annual salary and bonus in 1997 exceeded $100,000.


                           SUMMARY COMPENSATION TABLE

                                                                           Long-Term
                                                                           Compensation
                                             Annual Compensation           Awards
                                          -------------------------        ------------      All Other
Name & Principal Position        Year     Salary ($)      Bonus ($)        Options (#)       Compensation ($)(1)
-------------------------        ----     ----------      ---------        -----------       -------------------
W. Keith Stoneback(2)            1997       $225,000            $-             50,000(6)        $38,275(3)
President, Chief Executive       1996        101,539             -            300,000            18,298(4)
     Officer and Director        1995              -             -                  -                 -

Michael R. Stewart               1997        143,843             -             25,000(6)            643
Vice President Finance and       1996        123,119             -             50,000(7)            643
    Chief Financial Officer      1995        118,023        24,380             30,000(8)            643

Glenn H. Stahl(5)                1997        122,500             -             75,000                 -
Vice President Sales and         1996              -             -                  -                 -
    Marketing                    1995              -             -                  -                 -

Davis Woodward                   1997        119,664             -             20,000(6)            643
Vice President, Legal &          1996        112,638             -             25,000(7)          1,285
    Tax Affairs                  1995        109,296             -             30,000(8)          1,285

------------
(1) Except as noted in footnotes 3 and 4, represents payments of premiums for certain supplementary life insurance coverage.
(2) Mr. Stoneback joined Registrant as President, Chief Executive Officer and a director in August 1996.
(3) Includes $32,314 in moving and relocation payments made by Registrant to Mr. Stoneback pursuant to the terms of his Employment Agreement.
(4) Includes $18,054 in moving and relocation payments made by Registrant to Mr. Stoneback pursuant to the terms of his Employment Agreement.
(5) Mr. Stahl joined Registrant as Vice President, Sales and Marketing in January 1997.
(6) These options were granted in 1998 for services rendered in 1997.
(7) These options were granted in 1997 for services rendered in 1996.
(8) These options were granted in 1996 for services rendered in 1995.

The following table sets forth information with respect to options granted during the fiscal year ended December 28, 1997 to the persons named in the Summary Compensation Table above.

                        Option Grants in Last Fiscal Year

                                                                                               Potential Realizable Value
                                          % of Total                                            at Assumed Annual Rates
                                        Options Granted                                           of Stock Appreciation
                                         to Employees                                             Price for Option Term
                           Options         in Fiscal       Exercise                            --------------------------
Name                      Granted(#)         Year           Price       Expiration Date             5%            10%
----                      ----------    ---------------    --------     ---------------        --------------------------
W. Keith Stoneback             -               -              -                  -                  -             -
Michael R. Stewart          50,000           13.2%          1.438       January 24, 2007          45,202        114,550
Glenn  H. Stahl             75,000           19.7%          1.438       January 24, 2007          67,803        171,825
Davis Woodward              25,000            6.6%          1.438       January 24, 2007          22,601         57,275

The following table sets forth information with respect to options held at December 28, 1997 by the persons named in the Summary Compensation Table above. No options were exercised by such persons during the fiscal year ended December 28, 1997.

                                           Fiscal Year-End Option Values
                                                                                 Value of Unexercised
                                     Number of Unexercised Options               In-the-Money Options
                                          at Fiscal Year End                      at Fiscal Year End
                                     --------------------------------         -------------------------------
Name                                 Exercisable        Unexercisable         Exercisable       Unexercisable
----                                 -----------        -------------         -----------       -------------
W. Keith Stoneback                       100,000              200,000                   -                   -
Michael R. Stewart                        74,900               84,800               1,500               9,125
Glenn H. Stahl                                 -               75,000                   -               4,688
Davis Woodward                            66,600               60,600               1,500               7,563

Employment and Other Agreements

In August 1996, Registrant entered into an employment agreement with W. Keith Stoneback pursuant to which Mr. Stoneback will serve as Registrant's President and Chief Executive Officer through December 31, 1999 and, thereafter, for successive one-year terms absent at least three months' prior written notice of termination by either party. Mr. Stoneback's annual base salary under the agreement is $225,000, and his agreement provides that he will be eligible for a bonus of 50% of base salary pursuant to bonus programs developed by the Board of Directors based on objective criteria related to Registrant's results of operations. No bonus was paid for services under the 1997 bonus program. Under the 1998 bonus program, Mr. Stoneback will be entitled to a bonus opportunity of 50% of base salary. If Mr. Stoneback's employment is terminated by Registrant without cause during the initial or any renewal term of the agreement (other than following a change in control as described below), Mr. Stoneback will be entitled to severance benefits equal to continuation of his base salary, health, disability and life insurance for a one-year period and the right to exercise options which are not then exercisable but would have become exercisable on the next anniversary of the agreement. If Mr. Stoneback's employment is terminated without cause within three months following a change in control, Mr. Stoneback will be entitled to severance benefits equal to continuation of his base salary and his health, disability and life insurance for a period of eighteen months, subject to mitigation in the last six months of such period, and the right to exercise any options granted under the agreement which are not otherwise exercisable, which options will remain exercisable during the period in which he continues to receive the aforementioned severance benefits. Mr. Stoneback was also granted under the agreement options to purchase 300,000 shares of Registrant's Common Stock at the market price. Registrant provides long-term disability insurance equal to 60% of Mr. Stoneback's base salary, a $1 million life insurance policy and automobile, vacation and other insurance benefits as are available to Registrant's other senior executive officers. During the term of the agreement and for a period of one year thereafter, Mr. Stoneback is prohibited from competing with Registrant in any respect, interfering with Registrant's business relationships or soliciting business from Registrant's customers.

In June 1992, Registrant adopted a severance benefits program for certain key employees, including Messrs. Stewart and Woodward. Under the terms of this program, a participant whose employment is terminated by Registrant other than for cause and other than following a change in control is entitled to continue receiving his then-current base salary and coverage under the medical, dental, supplemental life and supplemental disability insurance policies, if any, being provided at the time of termination for a specified period, with the obligation to provide such insurance coverage terminating in the event the participant is provided substantially the same coverage from a new employer. Each of Messrs. Stewart and Woodward is entitled to continue receiving such base salary and insurance coverage for a period of one year under the foregoing circumstances. In addition, if, within two years following a change in control of Registrant, a participant's employment is terminated without cause or the participant resigns following (a) the relocation of his principal business location, (b) a significant reduction in the duties or responsibilities from those existing prior to the change in control, or (c) a reduction in his then-current base salary, then, in any such event, the participant is also entitled to continue receiving his then-current base salary and coverage under the aforementioned insurance program (subject to the restriction described above) for a specified period. Messrs. Stewart and Woodward are entitled to continue receiving their respective base salaries for a period of 12 months under such circumstances. In addition, under such circumstances, each of Messrs. Stewart and Woodward is also entitled to continue receiving the aforementioned insurance coverages for a period of 12 months, and all unvested options which they hold become exercisable in full and all outstanding options remain exercisable for the lesser of the remaining scheduled term thereof or an extended exercise period, which is one year for options granted after December 1996 and five years for options granted before January 1997.

Item 12.       Security Ownership of Certain Beneficial Owners and Management
-------        --------------------------------------------------------------

As of March 15, 1998, the following persons were known to Registrant to be the beneficial owners of more than 5% of Registrant's Common Stock:

                                                       Number of                    Percent
Name and Address                                       Shares                       of Class
----------------                                       ---------                    --------
Kennedy Capital Management, Inc.....................   710,484 (1)                  7.18%
10829 Olive Boulevard
St. Louis, MO 63141

Kontron Instruments Holding N.V.....................   695,652                      7.03%
Julianaplein 22
Curacao, Netherlands Antilles

------------
(1) Information furnished by stockholder as of  February 10, 1998

Security Ownership of Management

The following table sets forth the beneficial ownership of the Common Stock of Registrant as of March 15, 1998 by each director, each executive officer named in the Summary Compensation Table and by all directors and executive officers as a group. The persons named in the table below have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to community property laws where applicable and the information contained in the table and notes thereto.

                                                                      Shares Beneficially Owned
                                                                      -------------------------
Name                                                                    Number          Percent
----                                                                    ------          -------
Jay L. Federman...................................................      330,203 (1)      3.31%
Richard J. DePiano................................................      302,250 (2)      3.01%
Sheldon M. Bonovitz...............................................      231,131 (3)      2.32%
W. Keith Stoneback................................................      115,000 (4)      1.15%
Michael R. Stewart................................................      108,796 (5)      1.09%
Davis Woodward....................................................      100,447 (6)      1.01%
Vincenzo Morelli..................................................       50,000 (7)        *
Glenn H. Stahl....................................................       33,000 (8)        *
All directors and executive officers as a group (8 persons).......    1,270,827 (9)     12.05%

------------
*  Less than one percent.

(1) Includes 96,000 shares which Dr. Federman has the right to acquire under outstanding stock options exercisable within 60 days after March 15, 1998 and 12,499 shares owned by Dr. Federman's child. Dr.
      Federman disclaims beneficial ownership of such 12,499 shares.

(2) Includes 137,250 shares which Mr. DePiano has the right to acquire under outstanding stock options exercisable within 60 days after March 15, 1998. Also includes 90,000 shares owned by Mr. DePiano's wife.
      Mr. DePiano disclaims beneficial ownership of such 90,000 shares.

(3) Includes 77,250 shares which Mr. Bonovitz has the right to acquire under outstanding stock options exercisable within 60 days after March 15, 1998, 25,027 shares owned by Mr. Bonovitz' wife and 29,238 shares owned by trusts of which Mr. Bonovitz is trustee for the benefit of Mr. Bonovitz' children. Mr. Bonovitz disclaims beneficial ownership of the 48,265 shares owned by his wife and such trusts. Also includes 29,119 shares owned by the Marital Trust Under the Will of Robert H. Fleisher, Deceased. Mr. Bonovitz is one of the four trustees of such trust and disclaims beneficial ownership of such 29,119 shares. Also includes 25,500 shares owned by a pension trust of which Mr. Bonovitz is the beneficiary.

(4) Includes 100,000 shares which Mr. Stoneback has the right to purchase under outstanding stock options exercisable within 60 days after March 15, 1998.

(5) Includes 102,366 shares which Mr. Stewart has the right to purchase under outstanding stock options exercisable within 60 days after March 15, 1998.

(6) Includes 86,533 shares which Mr. Woodward has the right to purchase under outstanding stock options exercisable within 60 days after March 15, 1998.

(7) Includes 15,000 shares held of record by Olive Branch Corp., a Liberian corporation controlled by members of Mr. Morelli's family. Mr. Morelli disclaims beneficial ownership of such shares. Also includes 30,000 shares which Mr. Morelli has the right to purchase under outstanding stock options exercisable within 60 days after March 15, 1998.

(8) Represents 8,000 shares owned jointly with his spouse and includes 25,000 shares which Mr. Stahl has the right to purchase under outstanding stock options exercisable within 60 days after March 15, 1998.

(9) Includes 654,399 shares which such persons have the right to purchase under stock options exercisable within 60 days after March 15, 1998.

Item 13.       Certain Relationships and Related Transactions
--------       ----------------------------------------------

Certain Transactions

Kontron Instruments Holding N.V., which owns more than 5% of Registrant's outstanding Common Stock, has affiliates that have served as Registrant's distributors throughout most of Europe. In March, 1997, Registrant and Kontron Instruments agreed to terminate the distribution agreement entered into in 1993, under which Kontron Instruments had been Registrant's distribution representative for most of Europe. Kontron Instruments has agreed to continue to represent Registrant in certain countries in Europe until successor distribution partners are identified by Registrant. During 1997, total sales by Registrant to such affiliates were $112,000. Vincenzo Morelli, a director of Registrant, is the Chief Executive Officer and a director of Kontron Instruments.

PART IV

Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K.
--------    ----------------------------------------------------------------
(a)         1. Financial Statements                                                            Page
               --------------------                                                            ----

Consolidated Balance Sheets at December 28, 1997 and December 29, 1996............................22

Consolidated Statements of Operations for each of the three years in the period ended December 28, 1997.................................................................23

Consolidated Statements of Stockholders' Equity for each of the three years in the period ended December 28, 1997 ................................................................24

Consolidated Statements of Cash Flows for each of the three years in the period ended December 28, 1997 ................................................................25

Notes to Consolidated Financial Statements........................................................26
Report of Independent Public Accountants..........................................................21


         2.     Financial Statement Schedules                                                    Page
                -----------------------------                                                    ----

Schedule II - Valuation and Qualifying Accounts for the three years in the period ended December 28, 1997........................................................................42

Other schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the consolidated financial statements or notes thereto.

(b)      Reports on Form 8-K
         -------------------

No reports on Form 8-K were filed during the fourth quarter of the fiscal year ended December 28, 1997.

(c)      Exhibits
         --------

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

10.2 Lease Agreement dated May 29, 1996, between Registrant and Nappen & Associates, incorporated by reference to Exhibit 10.51 filed with Registrant's Form 10-Q for the fiscal quarter ended June 30, 1996 filed on August 19, 1996 (the "Second Quarter 1996 Form 10-Q").

10.3* Employment Agreement dated August 5, 1996, between Registrant and W. Keith Stoneback, incorporated by reference to Exhibit 10.1 filed with Registrant's Form 10-Q for the fiscal quarter ended September 29, 1996 filed on November 15, 1996 (the "Third Quarter 1996 Form 10-Q").

10.4* 1986 Non-Qualified Stock Option Plan of Registrant, as amended through November 29, 1989, incorporated by reference to Exhibit 4(B) filed with the Registrant's Form S-8 Registration Statement filed on December 29, 1989, Registration No. 33-32835 (the "1989 Form S-8).

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

10.8* Registrant's 1997 Executive Staff Bonus Program adopted January 17, 1997, incorporated by reference to Exhibit 10.54 filed with Registrant's Amendment No. 1 to Annual Report on Form 10-K/A for the fiscal year ended December 29, 1996 filed on April 7, 1997 ("the 1996 Form 10-K/A").

10.9 Employment Agreement dated March 1, 1987 between Registrant and Norio Daikuzono, incorporated by reference to Exhibit 10.22 filed with the Form S-1, as amended by Settlement Agreement and Limited Mutual Release dated November 7, 1997.

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

10.15 Amended and Restated Loan Agreement dated December 1, 1992 among Registrant, Meridian Bank, SLT Properties, Inc., SLT Technology, Inc., Diversified Properties-Equity Group, Inc. and Surgical Laser Technologies Development, Inc., incorporated by reference to Exhibit
         10.20 filed with Registrant's Annual Report on Form 10-K for the fiscal year ended January 3, 1993 filed on April 19, 1993 (the "1992 Form 10-K"); as amended pursuant to a First Amendment thereto dated July 26, 1993, incorporated by reference to Exhibit 10.15 filed with Registrant's Annual Report on Form 10-K for the fiscal year ended January 2, 1994 filed on April 1, 1994 (the "1993 Form 10-K"); as amended pursuant to a Second Amendment thereto dated January 19, 1995, incorporated by reference to Exhibit 10.15 filed with Registrant's Annual Report on Form 10-K for the fiscal year ended January 1, 1995 filed on April 3, 1995 (the "1994 Form 10-K"); as amended pursuant to a Third Amendment thereto dated December 20, 1995 and as amended pursuant to a Letter Agreement accepted March 14, 1996 filed with Registrant's 1995 Form 10-K/A; and as further amended by Letter Agreement dated November 5, 1997 from CoreStates
         Bank (successor to Meridian Bank) to Registrant.

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

10.36* Form of Agreements dated June 12, 1992 between Registrant and Executive Officers with respect to severance and change of control benefits, incorporated by reference to Exhibit 10.40 filed with Registrant's 1992 Form 10-K, as amended by Letter Agreement dated January 24, 1997 incorporated by reference to Exhibit 10.36 filed with Registrant's 1996 Form 10-K/A.

10.37 Lease Agreement dated March 5, 1990 between Duke Associates #77 Limited Partnership and Registrant and Lease Addendum Number One dated March 30, 1990, incorporated by reference to Exhibit 10.41 filed with Registrant's 1992 Form 10-K.

10.38 Property Agreement dated October 30, 1996, among Registrant, Terry A. Fuller, and Fuller Research Corporation, incorporated by reference to
         Exhibit 10.4 filed with Registrant's Third Quarter 1996 Form 10-Q.

10.39 Amendment to the Joint Venture and other Agreements dated September 30, 1996, among Registrant; Mediq/PRN Life Support Services, Inc.; and Mediq PRN/SLT, incorporated by reference to Exhibit 10.5 filed with Registrant's Third Quarter 1996 Form 10-Q.

10.40 License Agreement dated May 31, 1994 between Registrant and Fuller Research Corporation, incorporated by reference to Exhibit 10.40 filed with Registrant's 1994 Form 10-K, as terminated effective February 28, 1998 by letter dated November 14, 1997 from Registrant to Fuller Research Corporation.

10.41 Lease dated April 20, 1993 between Registrant and Fuller Research Laboratories, incorporated by reference to Exhibit 10.41 filed with Registrant's 1994 Form 10-K, as terminated by Property Agreement dated October 30, 1996, incorporated by reference to Exhibit 10.4 filed with Registrant's Third Quarter 1996 Form 10-Q.

10.42 Investment Agreement dated December 8, 1994 between Registrant and Kontron Instruments Holding N.V., incorporated by reference to Exhibit
         10.42 filed with Registrant's 1994 Form 10-K.

10.43 Amendment to Confidentiality and Non-Compete Agreement dated April 28, 1994 between Registrant and Terry A. Fuller, amending Confidentiality and Non-Compete Agreement dated June 6, 1990, incorporated by reference to Exhibit 10.43 filed with Registrant's 1994 Form 10-K, as amended pursuant to Severance Agreement dated November 5, 1996, between Registrant and Dr. Fuller, incorporated by reference to Exhibit 10.3 filed with Registrant's Third Quarter 1996 Form 10-Q, and as further amended pursuant to Addendum dated December 20, 1996, between Registrant and Dr. Fuller, incorporated by reference to Exhibit 10.43 filed with Registrant's 1996 Form 10-K/A.

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

10.47 $629,430.53 Standby Letter of Credit dated as of January 1, 1995 issued by Meridian Bank to Montgomery County Industrial Development Corporation for the account of Registrant, incorporated by reference to
         Exhibit 10.47 filed with Registrant's 1994 Form 10-K, as amended by an Amendment dated December 22, 1995 reducing the amount of the Letter of Credit to $575,607, incorporated by reference to Exhibit 10.47 filed with Registrant's
         1995 Form 10-K/A, as further amended by an Amendment dated
         December 24, 1997.

10.48 Sublease Agreement dated March 21, 1996 among Registrant; SLT Properties, Inc.; and Suburban Cable TV Co. Inc., incorporated by reference to Exhibit 10.48 filed with Registrant's Second Quarter 1996 Form 10-Q.

10.49 Subordination, Non-Disturbance and Attornment Agreement dated April 30, 1996, and delivered May 13, 1996, among Registrant; SLT Properties, Inc.; Suburban Cable TV Co. Inc.; and American United Life Insurance Company, incorporated by reference to Exhibit 10.50 filed with Registrant's Second Quarter 1996 Form 10-Q.

10.50 Non-Disturbance, Subordination and Attornment Agreement dated August 1, 1996, among Montgomery County Industrial Development Corporation; SLT Properties, Inc., Registrant; and Suburban Cable TV Co. Inc., incorporated by reference to Exhibit 10.6 filed with Registrant's Third Quarter 1996 Form 10-Q.

10.51 Non-Disturbance, Subordination and Attornment Agreement dated October 22, 1996 among Pennsylvania Industrial Development Authority; SLT Properties, Inc.; Registrant; and Suburban Cable TV Co. Inc., incorporated by reference to Exhibit 10.51 filed with Registrant's 1996 Form 10-K/A.

21 Subsidiaries of Registrant, incorporated by reference to Exhibit 22 filed with Registrant's 1993 Form 10-K.

23       Consents of Arthur Andersen LLP.

27       Financial Data Schedule, December 28, 1997

27.1     Amended Financial Data Schedule December 29, 1996

27.2     Amended Financial Data Schedule December 31, 1995

------------
* This exhibit represents a management contract or compensatory plan or arrangement.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:   March 23, 1998                     SURGICAL LASER TECHNOLOGIES, INC.

                                            By:  /s/ W. Keith Stoneback
                                                -----------------------
                                            W. Keith Stoneback
                                            President and Chief Executive
                                            Officer

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

Signatures                            Title                                                   Date
----------                            -----                                                   ----
/s/ W. Keith Stoneback                President, Chief Executive Officer and                  March 23, 1998
----------------------                Director (principal executive officer)
W. Keith Stoneback

/s/ Michael R. Stewart                Vice President, Chief Financial Officer, and            March 23, 1998
----------------------                Treasurer (principal financial
Michael R. Stewart                    and accounting officer)


/s/ Richard J. DePiano                Chairman of the Board and                               March 23, 1998
----------------------                Director
Richard J. DePiano

/s/ Sheldon M. Bonovitz               Director                                                March 23, 1998
-----------------------
Sheldon M. Bonovitz

/s/ Jay L Federman                    Director                                                March 23, 1998
------------------
Jay L. Federman

/s/ Vincenzo Morelli                  Director                                                March 23, 1998
--------------------
Vincenzo Morelli
