Form 10-Q
period 1998-03-29
SURGICAL LASER TECHNOLOGIES INC /DE/
filed 1998-05-07
CIK 854099

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 29, 1998

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _______ to _______

                         Commission file number: 0-17919

                        SURGICAL LASER TECHNOLOGIES, INC.
                    ----------------------------------------
             (Exact name of registrant as specified in its charter)


                Delaware                             31-1093148
          ---------------------                   ----------------
      (State or other jurisdiction of             (I.R.S. Employer
      incorporation or organization)             Identification No.)


                               147 Keystone Drive
                            Montgomeryville, PA 18936
                       -----------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (215) 619-3600
                   -------------------------------------------
              (Registrant's telephone number, including area code)

                   -------------------------------------------
         (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes (X) No ( )


         On May 1, 1998 the registrant had outstanding 9,889,323 shares of Common Stock, $.0l par value.

                                     Page 1
                           Exhibit Index is on Page 9

                        SURGICAL LASER TECHNOLOGIES, INC.
                                AND SUBSIDIARIES



                                      INDEX




PART I. FINANCIAL INFORMATION:                                           PAGE
                                                                         ----
     ITEM 1. Financial Statements:

     a.  Condensed Consolidated Balance Sheets,                            3
         March 29, 1998 (unaudited) and December 28, 1997

     b.  Condensed Consolidated Statements of Operations
         (unaudited) for the quarters ended
         March 29, 1998 and  March 30, 1997                                4

     c.  Condensed Consolidated Statements of Cash Flows
         (unaudited) for the quarters ended
         March 29, 1998 and March 30, 1997                                 5

     d.  Notes to Condensed Consolidated
         Financial Statements (unaudited)                                  6-7

     ITEM 2. Management's Discussion and Analysis of                       7-9
             Financial Condition and Results of Operations

PART II.  OTHER INFORMATION:

     ITEM 6. Exhibits and Reports on Form 8-K                               9
SIGNATURES                                                                 10
     EXHIBITS:
     EXHIBIT 27.1 - Financial Data Schedule, March 29, 1998                11
     EXHIBIT 27.2 - Amended Financial Data Schedule, March 30, 1997        12

                          PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                        SURGICAL LASER TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except par value)

                                                                                   March 29, 1998    Dec. 28, 1997

ASSETS                                                                              (Unaudited)
Current Assets:
  Cash and cash equivalents (including restricted amount of $100)                     $  1,363         $  1,555
  Short-term investments                                                                 5,308            4,994
  Accounts receivable, net of allowance for doubtful accounts of $152 and $155           1,661            1,925
  Inventories                                                                            2,935            2,986
  Other                                                                                    401              445
                                                                                      --------         --------
   Total current assets                                                                 11,668           11,905

Property and equipment, net                                                              1,845            1,998
Property held for sale, net                                                              4,818            4,869
Patents and licensed technology, net                                                       557              576
Other assets                                                                               631              648
                                                                                      --------         --------
   Total Assets                                                                       $ 19,519         $ 19,996
                                                                                      ========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt                                                   $    516         $    504
  Accounts payable                                                                         713              512
  Accrued liabilities                                                                    1,381            1,481
                                                                                      --------         --------
   Total current liabilities                                                             2,610            2,497
                                                                                      --------         --------

Long-term debt                                                                           6,001            6,142

Stockholders' equity:
   Common stock, $.01 par value, 30,000  shares
    authorized, 9,889 shares and
    9,887 shares issued and outstanding                                                     99               99
   Additional paid-in capital                                                           33,195           33,144
   Accumulated deficit                                                                 (22,347)         (21,886)
   Deferred compensation                                                                   (39)            --
                                                                                      --------         --------
   Total stockholders' equity                                                           10,908           11,357
                                                                                      --------         --------
   Total Liabilities and Stockholders' Equity                                         $ 19,519         $ 19,996
                                                                                      ========         ========


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                        SURGICAL LASER TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (In thousands, except per share data)

                                                       For the Quarter Ended:
                                                  March 29, 1998    March 30, 1997

Net sales                                            $ 2,367          $ 3,073
Cost of sales                                          1,041            1,345
                                                     -------          -------
Gross profit                                           1,326            1,728
                                                     -------          -------

Operating expenses:
  Selling, general and administrative                  1,535            1,720
  Product development                                    278              231
                                                     -------          -------
                                                       1,813            1,951
                                                     -------          -------

Operating loss                                          (487)            (223)

Interest expense                                         154              172
Interest income                                          (85)            (125)
Other income                                             (98)             (73)
                                                     -------          -------
Loss before income taxes                                (458)            (197)
Provision for income taxes                                 3             --
                                                     -------          -------
Net loss                                             ($  461)         ($  197)
                                                     =======          =======

Basic and diluted loss per share                     ($ 0.05)         ($ 0.02)
                                                     =======          =======

Shares used in calculating basic
 and diluted loss per share                            9,889            9,882
                                                     =======          =======

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                        SURGICAL LASER TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (In thousands)

                                                             For the Quarter Ended:
                                                       March 29, 1998     March 30, 1997
Cash Flows From Operating Activities:
  Net loss                                                ($  461)          ($  197)
  Adjustments to reconcile net loss to net
    cash provided by operating
    activities:
     Depreciation and amortization                            265               277
     Imputed interest                                          (7)               (6)
     (Increase) decrease in assets:
      Accounts receivable                                     264               246
      Inventories                                              61               416
      Other current assets                                     44               (35)
      Other assets                                             45               (20)
     Increase (decrease) in liabilities:
      Accounts payable                                        201              (123)
      Accrued liabilities                                     (63)             (258)
                                                          -------           -------
        Net cash provided by operating activities             349               300
                                                          -------           -------

Cash Flows From Investing Activities:
  Purchases of short-term investments                        (314)              (11)
  Additions to property and equipment                         (34)              (40)
  Patent costs                                                (42)               38
  Purchase of marketing agreement                             (30)             --
                                                          -------           -------
        Net cash used in investing activities                (420)              (13)
                                                          -------           -------

Cash Flows From Financing Activities:
  Payments on long-term debt                                 (121)              (97)
                                                          -------           -------
        Net cash used in financing activities                (121)              (97)
                                                          -------           -------

Net increase (decrease) in cash and cash equivalents         (192)              190

Cash and Cash Equivalents, Beginning of Period              1,555             2,795
                                                          =======           =======

Cash and Cash Equivalents, End of Period                  $ 1,363           $ 2,985
                                                          =======           =======

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                        SURGICAL LASER TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
     ----------------------------------------------------------------

1.   Summary Financial Information and Results of Operations:

In the opinion of Surgical Laser Technologies, Inc. and Subsidiaries (the "Company"), the accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles and with the regulations of the Securities and Exchange Commission and contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of March 29, 1998 and the results of operations and cash flows for the quarters ended March 29, 1998 and March 30, 1997.

     Interim Financial Information:

While the Company believes that the disclosures presented are adequate to prevent misleading information, it is suggested that the unaudited condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes included in the Company's Form 10-K report for the fiscal year ended December 28, 1997, as filed with the Securities and Exchange Commission. Interim results for the quarter ended March 29, 1998 are not necessarily indicative of the results to be expected for the full year.

     Recent Accounting Pronouncements:

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement No. 130 "Reporting Comprehensive Income" ("SFAS No. 130"), which requires that all items that are required to be recognized under accounting standards or components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 became effective for fiscal years beginning after December 15, 1997, with initial application as of the beginning of the Company's 1998 fiscal year. SFAS No. 130 requires comparative financial statements provided for earlier periods to be reclassified to reflect application of the provisions of this new standard.

The Company has reviewed SFAS No. 130 and has determined that for the quarter ended March 29, 1998 and for the year ended December 28, 1997, no items meeting the definition of comprehensive income as specified in SFAS No. 130 existed in the financial statements. As a result, no disclosure is necessary to comply with SFAS No. 130.

2.   Supplemental Cash Flow Information:

There were no income taxes paid for the quarters ended March 29, 1998 and March 30, 1997. Interest paid for the quarters ended March 29, 1998 and March 30, 1997 was $154,000 and $172,000, respectively.

The following noncash investing and financing activities took place:

For the quarters ended March 29, 1998 and March 30, 1997, $7,000 and $4,000, respectively, of the 8% convertible subordinated notes were converted at the request of the noteholders into common stock at a conversion price of $4.50 per share.

3.   Basic and Diluted Loss Per Share:

Basic and diluted loss per share have been computed under the guidelines of Statement of Financial Accounting Standards No. 128 "Earnings per Share" ("SFAS No. 128"). Due to the Company's net loss for the quarters ended

March 29, 1998 and March 30, 1997, the inclusion of common share equivalents had an anti-dilutive effect when calculating diluted earnings per share under SFAS No. 128 and, as a result, diluted earnings per share was equivalent to basic earnings per share for those periods.

4.   Bank Borrowings:

At March 29, 1998, the Company had a $2,535,000 million line of credit agreement with a bank, which included a $535,000 sub-line for letters of credit. Under its sub-line, the Company issued a letter of credit in the amount of $453,000 which replaced the letter of credit issued in 1996 of $515,000 in favor of the Montgomery County Industrial Development Corporation ("MCIDC") under the terms of the Mortgage and Security Agreement for the Company's property in Oaks, Pennsylvania. Additionally, in 1996, the Company issued a letter of credit for $17,510 to its lessor in compliance with the lease agreement for the Montgomeryville, Pennsylvania facility. Other than for these letters of credit there were no borrowings under the line during the quarter ended or at March 29, 1998. Borrowings on the line are secured by the Company's accounts receivable and inventories and bear interest at the bank's prime rate plus 1/2%. The line expires on May 31, 1998. The Company's line of credit agreement prohibits the declaration or payment of any dividends or distributions on any of its capital stock without the prior written consent of the bank at any time there are outstanding obligations to the bank. The line is subject to the Company maintaining certain financial covenants, as defined, with which the Company was in compliance at March 29, 1998.

5.   Income Taxes:

The tax provision for the quarter ended March 29, 1998 was for state income taxes. No income tax provision was made for the quarter ended March 30, 1997 due to the net loss incurred.

6.   Segment and Geographic Data:

The Company is engaged in primarily one business segment: the design, development, manufacture, sale and rental of proprietary laser systems and delivery systems for both contact and non-contact surgery. The Company's customers are primarily hospitals and medical centers. Foreign sales represented 19% of net sales in the first quarter of 1998, as compared to 26% in the same period in 1997.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
-------------------------------------------------------------------


Results of Operations

Historically the Company has generated its net sales from positioning its technology and products across a wide range of surgical specialties. In an effort to attain more significant growth in sales, the Company redefined its strategy for growth during 1997 to include a specific focus in the surgical specialties of Otolaryngology and Head and Neck ("ENT") surgery. In conjunction with this focused strategy, the Company has and will continue to seek to enter into relationships with other companies to expand the use of the Company's products in surgical specialties other than ENT, and has and will continue to seek to utilize its strengths in supplying other companies with products that draw on the Company's expertise and competencies. While refocusing its strategy in ENT, the Company will take these other actions in an effort to enhance sales and to promote continued utilization of its products and services in those other surgical specialties.

The Company is also taking actions intended to improve its international customer relationships, consistent with a focus on a more specific surgical segment. Additionally, as part of this transition, the Company is exploring opportunities to expand the utilization of its proprietary technologies by entering into private label relationships with other companies which will market products encompassing the Company's core competencies under their product labeling.

Net sales for the quarter ended March 29, 1998 of $2,367,000 decreased $706,000 or 23% from the comparable period in 1997. Net sales of Nd:YAG laser systems decreased 74% in the first quarter of 1998 from the first quarter of 1997. Net sales of all products and services other than Nd:YAG laser systems were 5% lower in the first quarter of 1998 as compared to the prior year period. The decrease in laser system sales was attributable to both domestic hospital budget constraints and to the effect on capital purchases of the Asian economic situation.

Gross profits of $1,326,000 for the quarter ended March 29,1998 decreased $402,000 or 23% from the first quarter of 1997, principally due to the decreased volume of sales. As a percentage of net sales, gross profit was 56% for the quarters ended March 29, 1998 and March 30, 1997.

Operating expenses for the first quarter of 1998 of $1,813,000 decreased by $138,000 or 7% from the first quarter of 1997. This decrease was due primarily to a reduction in legal fees as a result of legal settlements reached during 1997.

Selling, general and administrative expenses of $1,535,000 in the first quarter of 1998 decreased $185,000 or 11% from the comparable prior year period. Reductions in legal fees during the first quarter of 1998 accounted for the majority of the reduced spending level.

Product development expenses of $278,000 in the first quarter of 1998 were $47,000, or 20% higher than the same period in 1997. The higher level of spending was principally due to an increase in internal product development activities consistent with the Company's strategies and specific focus on the development of products for ENT surgery.

Other income for the first quarter of 1998 of $98,000 increased $25,000 or 34% from the comparable prior year period. The increase was primarily attributable to the inclusion in the first quarter of 1997 of certain facility related charges which did not reoccur in the comparable 1998 period.

Net interest expense for the first quarter of 1998 of $69,000 increased $22,000 from the comparable period in 1997. The increase was primarily attributable to lower interest income earned on short-term investments in the first quarter of 1998 as compared to the first quarter of 1997.

Liquidity and Capital Resources

The Company had cash, cash equivalents and short-term investments of $6,671,000 at March 29, 1998, of which $100,000 was restricted. In addition, the Company currently has a $2,535,000 credit facility with a bank. The facility includes a sub-line for letters of credit of $535,000. Other than for the letter of credit issued in the amount of $453,000 in favor of the Montgomery County Industrial Development Corporation ("MCIDC") as a condition of the Mortgage and Security Agreement for the Company's property in Oaks, Pennsylvania, and one other minor letter of credit, there were no borrowings outstanding under the line of credit. Borrowings under the line are secured by the Company's accounts receivable and inventories. The line is subject to the Company maintaining certain financial covenants, as defined, with which the Company was in compliance at March 29, 1998. This facility expires on May 31, 1998.

Net cash provided by operating activities was $349,000 in the first quarter of 1998 compared to cash provided by operating activities of $300,000 in the comparable period in 1997. The comparable increase in the net loss and a lower level of current assets were more than offset by a comparably higher level of current liabilities in the 1998 first quarter.

Net cash used in investing activities was $420,000 in the first quarter of 1998 compared to cash used in investing activities of $13,000 in the first quarter of 1997. The comparable increase in cash used in investing activities was due principally to the purchase of short-term investments of $314,000 in the first quarter of 1998.

Net cash used in financing activities was $121,000 and $97,000 in the first quarter of 1998 and 1997, respectively.

Management believes the Company's current cash position and available line of credit will be sufficient to fund operations and meet commitments for long-term debt, other commitments and contingencies and capital expenditures.

Management believes that inflation has not had a material effect on operations for the periods presented.

The Company has analyzed its management information systems for the "Year 2000" compliance issues. The Company has purchased the latest version of a software package which has eliminated the "Year 2000" issue. The cost of conversion to the new version of the software package has not been material.

Risk Factors

For information regarding certain risk factors that could cause actual results to differ materially from those suggested in forward-looking statements contained herein or otherwise made from time to time by the Company, reference is made to the Company's Form 10-K, Item 7, "Risk Factors," for the fiscal year ended December 28, 1997, which is incorporated herein by reference. The risk factors described in such report continue to be applicable at March 29, 1998.

PART II.  OTHER INFORMATION

ITEM 6. Exhibits and Reports on Form 8-K

a.   Exhibits:  Exhibit 27.1 - Financial Data Schedule, March 29, 1998
                Exhibit 27.2 - Amended Financial Data Schedule, March 30, 1997

b.   Reports on Form 8-K: none

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       SURGICAL LASER TECHNOLOGIES, INC.


Date: May 5, 1998                      By: /s/ Michael R. Stewart
                                          ------------------------------
                                          Michael R. Stewart
                                          Vice President, Finance and
                                          Chief Financial Officer

                                          Signing on behalf of the Registrant
                                          and as principal financial officer.