Form 10-Q
period 1998-06-28
SURGICAL LASER TECHNOLOGIES INC /DE/
filed 1998-08-07
CIK 854099

================================================================================

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 28, 1998

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _______to _________

                         Commission file number: 0-17919

                        SURGICAL LASER TECHNOLOGIES, INC.
                     --------------------------------------
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

           ----------------------------------------------------
         (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )


           On August 3, 1998 the registrant had outstanding 9,889,452 shares of Common Stock, $.0l par value.

================================================================================

                        SURGICAL LASER TECHNOLOGIES, INC.
                                AND SUBSIDIARIES



                                      INDEX
                                      -----


PART I. FINANCIAL INFORMATION:                                                                                PAGE
------------------------------                                                                                ----
     ITEM 1.    Financial Statements:

     a.   Condensed Consolidated Balance Sheets,
          June 28, 1998 (unaudited) and December 28, 1997                                                        3

     b.   Condensed Consolidated Statements of Operations (unaudited) for the
          quarters ended June 28, 1998 and June 29, 1997                                                         4

     c.   Condensed Consolidated Statements of Operations (unaudited) for the six months ended
          June 28, 1998 and  June 29, 1997                                                                       5

     d.   Condensed Consolidated Statements of Cash Flows (unaudited) for the six months ended
          June 28, 1998 and June 29, 1997                                                                        6

     e.   Notes to Condensed Consolidated Financial Statements (unaudited)                                       7

     ITEM 2.    Management's Discussion and Analysis of
                Financial Condition and Results of Operations                                                    8

PART II.  OTHER INFORMATION:

     ITEM 1. Legal Proceedings                                                                                   10
     ITEM 4. Submission of Matters to a Vote of Security Holders                                                 11
     ITEM 5. Other Information                                                                                   11
     ITEM 6. Exhibits and Reports on Form 8-K                                                                    11
SIGNATURES                                                                                                       12
     EXHIBITS:
     EXHIBIT 27.1 - Financial Data Schedule, June 28, 1998                                                       13
     EXHIBIT 27.2 - Amended Financial Data Schedule, June 29, 1997                                               14

                          PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

                        SURGICAL LASER TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except par value)

                                                       June 28, 1998       Dec. 28, 1997
ASSETS                                                    (Unaudited)
Current Assets:
  Cash and cash equivalents (including restricted
    amount of $100)                                         $  1,312            $  1,555
  Short-term investments                                       5,118               4,994
  Accounts receivable, net of allowance for doubtful
    accounts of $152 and $155                                  1,450               1,925
  Inventories                                                  2,964               2,986
  Other                                                          373                 445
                                                            --------            --------
   Total current assets                                       11,217              11,905

Property and equipment, net                                    1,648               1,998
Property held for sale, net                                    4,767               4,869
Patents and licensed technology, net                             559                 576
Other assets                                                     605                 648
                                                            --------            --------
   Total Assets                                             $ 18,796            $ 19,996
                                                            ========            ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt                         $    529            $    504
  Accounts payable                                               833                 512
  Accrued liabilities                                          1,184               1,481
                                                            --------            --------
   Total current liabilities                                   2,546               2,497
                                                            --------            --------
Long-term debt                                                 5,862               6,142

Stockholders' equity:
  Common stock, $.01 par value, 30,000 shares authorized,
   9,889 shares and 9,887 shares issued and outstanding           99                  99
  Additional paid-in capital                                  33,197              33,144
  Accumulated deficit                                        (22,874)            (21,886)
  Deferred compensation                                          (34)                 --
                                                            --------            --------
    Total stockholders' equity                                10,388              11,357
                                                            --------            --------
    Total Liabilities and Stockholders' Equity              $ 18,796            $ 19,996
                                                            ========            ========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                        SURGICAL LASER TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (In thousands, except per share data)


                                                        For the Quarter Ended:
                                                   June 28, 1998    June 29, 1997
Net sales                                                $ 2,284          $ 2,904
Cost of sales                                              1,038            1,273
                                                         -------          -------
Gross profit                                               1,246            1,631
                                                         -------          -------
Operating expenses:
  Selling, general and administrative                      1,496            1,707
  Product development                                        339              218
                                                         -------          -------
                                                           1,835            1,925
                                                         -------          -------
Operating loss                                              (589)            (294)

Interest expense                                             150              161
Interest income                                              (87)             (74)
Other income                                                (125)             (99)
                                                         -------          -------
Loss before income taxes                                    (527)            (282)
Provision for income taxes                                  --               --
                                                         -------          -------
Net loss                                                 ($  527)         ($  282)
                                                         =======          =======
Basic and diluted loss per share                         ($ 0.05)         ($ 0.03)
                                                         =======          =======

Shares used in calculating  basic and diluted loss per
  share                                                    9,889            9,883
                                                         =======          =======

The accompanying notes are an integral part of these condensed consolidated financial statements.

                        SURGICAL LASER TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (In thousands, except per share data)

                                                      For the Six Months Ended:
                                                   June 28, 1998    June 29, 1997
Net sales                                                $ 4,651          $ 5,977
Cost of sales                                              2,079            2,618
                                                         -------          -------
Gross profit                                               2,572            3,359
                                                         -------          -------

Operating expenses:
  Selling, general and administrative                      3,031            3,427
  Product development                                        617              449
                                                         -------          -------
                                                           3,648            3,876
                                                         -------          -------
Operating loss                                            (1,076)            (517)

Interest expense                                             304              333
Interest income                                             (172)            (199)
Other income                                                (223)            (172)
                                                         -------          -------
Loss before income taxes                                 ($  985)         ($  479)
Provision for income taxes                                     3             --
                                                         -------          -------
Net loss                                                 ($  988)         ($  479)
                                                         =======          =======
Basic and diluted loss per share                         ($ 0.10)         ($ 0.05)
                                                         =======          =======
Shares used in calculating  basic and diluted loss per
  share                                                    9,889            9,883
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

                        SURGICAL LASER TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (In thousands)

                                                   For the Six Months Ended:
                                                 June 28, 1998  June 29, 1997
Cash Flows From Operating Activities:
  Net loss                                             ($  988)      ($  479)
  Adjustments to reconcile net loss to net cash
    provided by operating activities:
     Depreciation and amortization                         547           527
     Imputed interest                                      (14)           (6)
     (Increase) decrease in assets:
      Accounts receivable                                  475            72
      Inventories                                           68           924
      Other current assets                                  72            10
      Other assets                                          45           (25)
     Increase (decrease) in liabilities:
      Accounts payable                                     321          (102)
      Accrued liabilities                                 (253)         (601)
                                                       -------       -------
        Net cash provided by operating activities          273           320
                                                       -------       -------

Cash Flows From Investing Activities:
  (Purchase) sale of short-term investments, net          (124)          291
  Additions to property and equipment                      (53)         (136)
  Patent costs                                             (63)           32
  Purchase of marketing agreement                          (30)         --
                                                       -------       -------
        Net cash (used in) provided by investing
          activities                                      (270)          187
                                                       -------       -------

Cash Flows From Financing Activities:
  Payments on long-term debt                              (246)         (210)
                                                       -------       -------
        Net cash used in financing activities             (246)         (210)
                                                       -------       -------

Net (decrease) increase in cash and cash equivalents      (243)          297


Cash and Cash Equivalents, Beginning of Period           1,555         2,795
                                                       -------       -------

Cash and Cash Equivalents, End of Period               $ 1,312       $ 3,092
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

                        SURGICAL LASER TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
     ----------------------------------------------------------------

1.   Summary Financial Information and Results of Operations:

In the opinion of Surgical Laser Technologies, Inc. and Subsidiaries (the "Company"), the accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles and with the regulations of the Securities and Exchange Commission and contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of June 28, 1998 and the results of operations and cash flows for the quarters and six months ended June 28, 1998 and June 29, 1997.

     Interim Financial Information:

While the Company believes that the disclosures presented are adequate to prevent misleading information, it is suggested that the unaudited condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes included in the Company's Form 10-K report for the fiscal year ended December 28, 1997, as filed with the Securities and Exchange Commission. Interim results for the quarter and six months ended June 28, 1998 are not necessarily indicative of the results to be expected for the full year.

      Recent Accounting Pronouncements:

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" ("SFAS No. 130"), which requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 became effective for fiscal years beginning after December 15, 1997, with initial application as of the beginning of the Company's 1998 fiscal year. SFAS No. 130 requires comparative financial statements provided for earlier periods to be reclassified to reflect application of the provisions of this new standard.

The Company has reviewed SFAS No. 130 and has determined that for the six months ended June 28, 1998 and for the year ended December 28, 1997, no items meeting the definition of comprehensive income as specified in SFAS No. 130 existed in the financial statements. As a result, no disclosure is necessary to comply with SFAS No. 130.

2.   Supplemental Cash Flow Information:

There were no income taxes paid for the six months ended June 28, 1998. Income taxes paid for the six months ended June 29, 1997 were $9,000. Interest paid for the six months ended June 28, 1998 and June 29, 1997 was $304,000 and $333,000, respectively.

The following noncash investing and financing activities took place:

For the six months ended June 28, 1998 and June 29, 1997, $8,000 and $10,000, respectively, of the 8% convertible subordinated notes were converted at the request of the noteholders into common stock at a conversion price of $4.50 per share.

3.   Basic and Diluted Loss Per Share:

Basic and diluted loss per share have been computed under the guidelines of Statement of Financial Accounting Standards No. 128 "Earnings per Share" ("SFAS No. 128"). Due to the Company's net loss for the quarters and six months ended June 28, 1998 and June 29, 1997, the inclusion of common share equivalents had an anti-dilutive effect when calculating diluted earnings per share under SFAS No. 128 and, as a result, diluted earnings per share were equivalent to basic earnings per share for those periods.

4.   Bank Borrowings:

At June 28, 1998, the Company had a $2,535,000 line of credit agreement with a bank, which included a $535,000 sub-line for letters of credit. Under its sub-line, the Company issued a letter of credit in the amount of $453,000, which replaced the letter of credit issued in 1996 of $515,000 in favor of the Montgomery County Industrial Development Corporation ("MCIDC") under the terms of the Mortgage and Security Agreement for the Company's property in Oaks, Pennsylvania. Additionally, in 1996, the Company issued a letter of credit for $17,510 to its lessor in compliance with the lease agreement for the Montgomeryville, Pennsylvania facility. Other than for these letters of credit there were no borrowings under the line during the six months ended June 28, 1998. Borrowings on the line are secured by the Company's accounts receivable and inventories and bear interest at the bank's prime rate plus 1/2%. The line expires on May 31, 1999. The Company's line of credit agreement prohibits the declaration or payment of any dividends or distributions on any of its capital stock without the prior written consent of the bank at any time there are outstanding obligations to the bank. The line is subject to the Company maintaining certain financial covenants, as defined, with which the Company was in compliance at June 28, 1998.

5.   Income Taxes:

The tax provision for the six months ended June 28, 1998 was for state income taxes. No income tax provision was made for the six months ended June 29, 1997, due to the net loss incurred.

6.    Segment and Geographic Data:

The Company is engaged in primarily one business segment: the design, development, manufacture, sale and rental of proprietary laser systems and delivery systems for both contact and non-contact surgery. The Company's customers are primarily hospitals and medical centers. Foreign sales represented 16% of net sales in the first six months of 1998, as compared to 24% in the same period in 1997.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
        of Operations
        -------------

Results of Operations

Historically the Company has generated its net sales from positioning its technology and products across a wide range of surgical specialties. In an effort to attain growth in sales, the Company redefined its strategy for growth during 1997 to include a specific focus in the surgical specialties of Otolaryngology and Head and Neck ("ENT") surgery. In conjunction with this focused strategy, the Company has and will continue to seek to enter into relationships with other companies to expand the use of the Company's products in surgical specialties other than ENT, and has and will continue to seek to utilize its strengths in supplying other companies with products that draw on the Company's expertise and competencies. While refocusing its strategy in ENT, the Company will take these other actions in an effort to enhance sales and to promote continued utilization of its products and services in those other surgical specialties.

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

Net sales for the quarter ended June 28, 1998 of $2,284,000 decreased $620,000 or 21% compared to the second quarter 1997 net sales of $2,904,000. For the six months ended June 28, 1998, net sales were $4,651,000 compared to $5,977,000 in the first six months of 1997, a decrease of $1,326,000 or 22%. Net sales of Nd:YAG laser systems for the six months ended June 28, 1998 decreased 68% from the first six months of 1997. All other net sales for the six months ended June 28, 1998, including Contact Laser delivery systems, accessories, rentals and other sales, decreased 7% from the comparable period in 1997. The decrease in laser system sales was attributed to both domestic hospital budget constraints and to the effect of the Asian economic situation which rendered certain distributors unable to secure funding for planned purchases.

Gross profits of $1,246,000 for the quarter ended June 28, 1998 decreased $385,000 or 24% from the second quarter of 1997, while gross profits for the six months ended June 28, 1998 of $2,572,000 decreased $787,000 or 23% from the first six months of 1997. As a percentage of net sales, gross profit of 55% and 56% was relatively consistent for the six months ended June 28, 1998 and June 29, 1997, respectively.

Operating expenses for the second quarter of 1998 were $1,835,000, a decrease of $90,000 or 5% from the second quarter of 1997. For the first six months of 1998, operating expenses were $3,648,000 a decrease of $228,000 or 6% from the first six months of 1997. These reductions in operating expenses were due primarily to a reduction in legal fees as a result of settlements reached during 1997, offset in part by an increase in internal product development expense.

Selling, general and administrative expenses were $1,496,000 in the second quarter of 1998, a decrease of $211,000 or 12% from the comparable prior year period. In the first six months of 1998, selling, general and administrative expenses were $3,031,000 compared to $3,427,000 in the first six months of 1997, a decrease of $396,000 or 12%. Reductions in legal fees accounted for the majority of the reduced spending level.

Product development expenses of $339,000 in the second quarter of 1998 increased by $121,000 or 56% from the comparable period in 1997. Product development expenses of $617,000 in the first six months of 1998 increased by $168,000 or 37% from the comparable period in 1997. The higher level of spending was principally due to increased manpower and other expenses associated with the Company's private label and ENT product development efforts.

Other income was $125,000 in the second quarter of 1998 and $223,000 in the first six months of 1998, an increase of $26,000 and $51,000, respectively, from the comparable periods in 1997. Other income primarily consists of facility related income and expense items.

Net interest expense was $132,000 and $134,000 in the first six months of 1998 and 1997, respectively.

Liquidity and Capital Resources

The Company had cash, cash equivalents and short-term investments of $6,430,000 at June 28, 1998, of which $100,000 was restricted. In addition, the Company currently has a $2,535,000 credit facility with its bank. The facility includes a sub-line for letters of credit of $535,000. Other than for the letter of credit issued in the amount of $453,000 in favor of the Montgomery County Industrial Development Corporation ("MCIDC") as a condition of the Mortgage and Security Agreement with MCIDC, and one other minor letter of credit, there were no borrowings outstanding under the line of credit. Borrowings under the line are secured by the Company's accounts receivable and inventories. The line is subject to the Company maintaining certain financial covenants, as defined, with which the Company was in compliance at June 28, 1998. The facility expires on May 31, 1999.

Net cash provided by operating activities was $273,000 in the first six months of 1998 compared to cash provided by operating activities of $320,000 in the comparable period in 1997. The comparable decrease in cash provided by operating activities resulted from the increase in the net loss incurred and a lower reduction in inventory levels, offset in part by higher accounts receivable collections and a lower level of accounts payable and accrued liability payments.

Net cash used in investing activities was $270,000 in the first six months of 1998 compared to cash provided by investing activities of $187,000 in the first six months of 1997. The decrease was due principally to the purchase of certain short-term investments amounting to $124,000 during the first six months of 1998 as compared to the maturity of certain short-term investments of $291,000 during the comparable period in 1997.

Net cash used in financing activities was $246,000 and $210,000 in the first six months of 1998 and 1997, respectively.

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

Risk Factors

For information regarding certain risk factors that could cause actual results to differ materially from those suggested in forward-looking statements contained herein or otherwise made from time to time by the Company, reference is made to the Company's Form 10-K, Item 7, "Risk Factors," for the fiscal year ended December 28, 1997, which is incorporated herein by reference. The risk factors described in such report continue to be applicable at June 28, 1998.

PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings
-------  -----------------

For information regarding certain pending legal matters, reference is made to the Company's Form 10-K, Item 3, for the fiscal year ended December 28, 1997.

On July 10, 1998, the United States Court of Appeals for the Federal Circuit ruled on Trimedyne's appeal from the summary judgement rendered against it by the United States District Court for the Central District of California. The appellate court affirmed the judgement of the lower court that SLT's Contact Laser(TM) probes do not infringe Trimedyne's U.S. Patent No. 4,773,413. The `413 patent covers a hot metal tip that has a central bore that allows for direct irradiation by laser energy.

The appellate court reversed the judgment of the lower court that SLT's SFB 1.0 probe, a side-firing free-beam probe, does not infringe Trimedyne's U.S. Patent No. 5,380,317. Finding that there were triable issues of fact, the appellate court will remand this aspect of the case back to the lower court. The lower court has not yet convened the parties to the action to set a schedule for the remainder of the case.

The Company is presently evaluating its course of action in this remaining aspect of the case, particularly in light of the fact that sales of the SFB 1.0 probe have declined significantly since introduction in June 1994 and the fact that the SFB probe appears to have little role to play in surgery of the head and neck, which is the Company's primary area of focus. The Company believes that it has meritorious defenses, but further believes that if the probe is found to infringe, the damages resulting from such a finding would not have a materially adverse effect on the financial position of the Company. Nevertheless, no assurance can be given that the Company's defenses will be successful, or that damages, if any are found, will not be greater than the Company's belief.

ITEM 4.  Submission of Matters to a Vote of Security Holders.
-------------------------------------------------------------

The Company held its Annual Meeting of Stockholders on July 21, 1998. Sheldon M. Bonovitz, Richard J. DePiano, Jay L. Federman, Vincenzo Morelli and W. Keith Stoneback, the director nominees set forth in the Notice of Annual Meeting, were elected to serve as directors. The following table provides the details of the votes cast for each director nominee.


Nominee                          Votes For                  Abstained
-------                          ---------                  ---------
Sheldon M. Bonovitz              9,337,209                  180,650
Richard J. DePiano               9,342,459                  175,400
Jay L. Federman                  9,337,834                  180,025
Vincenzo Morelli                 9,336,359                  181,500
W. Keith Stoneback               9,199,409                  318,450

Arthur Andersen LLP was ratified to serve as the Company's independent accountants for the fiscal year ending January 3, 1999, with 9,421,736 votes favoring ratification, 68,053 votes opposing and 28,070 votes abstaining.

ITEM 5. Other Information
-------------------------

The persons named as proxies on the form of proxy card to be mailed in connection with the solicitation of proxies on behalf of the Company's Board of Directors in connection with the Company's 1999 Annual Meeting of Stockholders will be authorized to vote in their own discretion on any proposal as to which the Company shall not have received written notice by May 1, 1999.

ITEM 6. Exhibits and Reports on Form 8-K
----------------------------------------

a.     Exhibits:   Exhibit 27.1 - Financial Data Schedule, June 28, 1998
                   Exhibit 27.2 - Amended Financial Data Schedule, June 29, 1997

b. Reports on Form 8-K: none

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        SURGICAL LASER TECHNOLOGIES, INC.


Date: August 7, 1998                        By: /s/ Michael R. Stewart
                                                ----------------------
                                            Michael R. Stewart
                                            Vice President, Finance and
                                            Chief Financial Officer


                                            Signing on behalf of the Registrant
                                            and as principal financial officer.