Form 10-Q
period 1998-09-27
SURGICAL LASER TECHNOLOGIES INC /DE/
filed 1998-11-06
CIK 854099

================================================================================


                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 27, 1998
                                               ------------------

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _______to ________

                         Commission file number: 0-17919
                                                 -------

                        SURGICAL LASER TECHNOLOGIES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             Delaware                                       31-1093148
   -------------------------------                      ------------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes (X) No ( )


          On November 4, 1998 the registrant had outstanding 9,889,527 shares of Common Stock, $.0l par value.

================================================================================

                        SURGICAL LASER TECHNOLOGIES, INC.
                                AND SUBSIDIARIES



                                      INDEX
                                      -----

PART I. FINANCIAL INFORMATION:                                                                  PAGE
------------------------------                                                                  ----

     ITEM 1. Financial Statements:

     a.   Condensed Consolidated Balance Sheets, September 27, 1998 (unaudited)
          and December 28, 1997                                                                     3

     b.   Condensed Consolidated Statements of Operations (unaudited) for the
          quarters ended September 27, 1998 and September 28, 1997                                  4

     c.   Condensed Consolidated Statements of Operations (unaudited) for the
          nine months ended September 27, 1998 and September 28, 1997                               5

     d.   Condensed Consolidated Statements of Cash Flows (unaudited) for the
          nine months ended September 27, 1998 and September 28, 1997                               6

     e.   Notes to Condensed Consolidated Financial Statements (unaudited)                          7

     ITEM 2. Management's Discussion and Analysis of Financial Condition and
             Results of Operations                                                                  9

PART II.  OTHER INFORMATION:
----------------------------

     ITEM 1. Legal Proceedings                                                                     11
     ITEM 2. Changes in Securities                                                                 11
     ITEM 6. Exhibits and Reports on Form 8-K                                                      12
     SIGNATURES                                                                                    13
     EXHIBITS:
     EXHIBIT 27.1 - Financial Data Schedule (unaudited), September 27, 1998                        14
     EXHIBIT 27.2 - Amended Financial Data Schedule (unaudited), September 28, 1997                15


                          PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

                        SURGICAL LASER TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except par value)


                                                                                Sept. 27,   Dec. 28,
                                                                                  1998        1997
                                                                                ---------------------
ASSETS                                                                          (Unaudited)
Current Assets:
 Cash and cash equivalents (including restricted amount of $100)                $  1,499    $  1,555
 Short-term investments                                                            4,523       4,994
 Accounts receivable, net of allowance for doubtful accounts of $145 and $155      1,491       1,925
 Inventories                                                                       2,829       2,986
 Other                                                                               369         445
                                                                                --------------------
   Total current assets                                                           10,711      11,905

Property and equipment, net                                                        1,499       1,998
Property held for sale, net                                                        4,716       4,869
Patents and licensed technology, net                                                 551         576
Other assets                                                                         578         648
                                                                                --------------------
   Total Assets                                                                 $ 18,055    $ 19,996
                                                                                ====================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Current portion of long-term debt                                              $  2,166    $    504
 Accounts payable                                                                    731         512
 Accrued liabilities                                                               1,201       1,481
                                                                                --------------------
   Total current liabilities                                                       4,098       2,497
                                                                                --------------------

Long-term debt                                                                     4,097       6,142

Stockholders' equity:
 Common stock, $.01 par value, 30,000 shares authorized,
  9,890 shares and 9,887 shares issued and outstanding                                99          99
 Additional paid-in capital                                                       33,185      33,144
 Accumulated deficit                                                             (23,401)    (21,886)
 Deferred compensation                                                               (23)       --
                                                                                --------------------
   Total stockholders' equity                                                      9,860      11,357
                                                                                --------------------
   Total Liabilities and Stockholders' Equity                                   $ 18,055    $ 19,996
                                                                                ====================


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                        SURGICAL LASER TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (In thousands, except per share data)


                                                                     For the Quarter Ended:
                                                                     Sept. 27,   Sept. 28,
                                                                       1998        1997
                                                                     ----------------------
Net sales                                                              $ 2,200    $ 3,007
Cost of sales                                                            1,014      1,097
                                                                       ------------------
Gross profit                                                             1,186      1,910
                                                                       ------------------


Operating expenses:
 Selling, general and administrative                                     1,402      1,704
 Product development                                                       329        362
 Non-recurring credits                                                    --         (177)
                                                                       ------------------
                                                                         1,731      1,889
                                                                       ------------------
Operating income (loss)                                                   (545)        21

Interest expense                                                           147        158
Interest income                                                            (78)       (88)
Other income                                                               (87)       (96)
                                                                       ------------------
Income (loss) before income taxes                                         (527)        47
Provision for income taxes                                                --         --
                                                                       ------------------
Net income (loss)                                                      ($  527)   $    47
                                                                       ==================

Basic and diluted income (loss) per share                              ($ 0.05)   $  0.00
                                                                       ==================

Shares used in calculating basic and diluted income (loss) per share     9,889      9,886
                                                                       ==================


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                        SURGICAL LASER TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (In thousands, except per share data)

                                                          For the Nine Months Ended:
                                                             Sept. 27, Sept. 28,
                                                                1998     1998
                                                          --------------------------
Net sales                                                     $ 6,851    $ 8,984
Cost of sales                                                   3,093      3,715
                                                              ------------------
Gross profit                                                    3,758      5,269
                                                              ------------------
Operating expenses:
 Selling, general and administrative                            4,433      5,131
 Product development                                              946        811
 Non-recurring credits                                           --         (177)
                                                              ------------------
                                                                5,379      5,765
                                                              ------------------
Operating loss                                                 (1,621)      (496)

Interest expense                                                  450        491
Interest income                                                  (249)      (287)
Other income                                                     (310)      (268)
                                                              ------------------
Loss before income taxes                                       (1,512)      (432)
Provision for income taxes                                          3       --
                                                              ------------------
Net loss                                                      ($1,515)   ($  432)
                                                              ==================
Basic and diluted loss per share                              ($ 0.15)   ($ 0.04)
                                                              ==================
Shares used in calculating basic and diluted loss per share     9,889      9,884
                                                              ==================



  The accompanying notes are an integral part of these condensed consolidated financial statements.

                        SURGICAL LASER TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (In thousands)

                                                                              For the Nine Months Ended:
                                                                                  Sept. 27, Sept. 28,
                                                                                    1998      1997
                                                                                  ------------------
Cash Flows From Operating Activities:
 Net loss                                                                         ($1,515)   ($  432)
Adjustments to reconcile net loss to net cash provided by operating activities:
    Depreciation and amortization                                                     824        795
    Imputed interest                                                                  (20)        (8)
     Non-recurring charges                                                           --          823
     (Increase) decrease in assets:
      Accounts receivable                                                             434        155
      Inventories                                                                     192        687
      Other current assets                                                             76         40
      Other assets                                                                     45        (25)
     Increase (decrease) in liabilities:
      Accounts payable                                                                219       (111)
      Accrued liabilities                                                            (229)      (433)
                                                                                  ------------------
          Net cash provided by operating activities                                    26      1,491
                                                                                  ------------------

Cash Flows From Investing Activities:
 Sale (Purchase) of short-term investments, net                                       471     (1,664)
 Additions to property and equipment                                                  (77)       (68)
 Patent costs                                                                         (73)        15
 Purchase of marketing agreement                                                      (30)       (81)
                                                                                  ------------------
    Net cash provided by (used in) investing activities                               291     (1,798)
                                                                                  ------------------
Cash Flows From Financing Activities:
 Payments on long-term debt                                                          (373)      (327)
                                                                                  ------------------
    Net cash used in financing activities                                            (373)      (327)
                                                                                  ------------------

Net decrease in cash and cash equivalents                                             (56)      (634)

Cash and Cash Equivalents, Beginning of Period                                      1,555      2,795
                                                                                  ------------------
Cash and Cash Equivalents, End of Period                                          $ 1,499    $ 2,161
                                                                                  ==================



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

                        SURGICAL LASER TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
      ----------------------------------------------------------------

1. Summary Financial Information and Results of Operations:

In the opinion of Surgical Laser Technologies, Inc. and Subsidiaries (the "Company"), the accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles and with the regulations of the Securities and Exchange Commission and contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented.

     Interim Financial Information:

While the Company believes that the disclosures presented are adequate to prevent misleading information, it is suggested that the unaudited condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes included in the Company's Form 10-K report for the fiscal year ended December 28, 1997, as filed with the Securities and Exchange Commission. Interim results for the quarter and nine months ended September 27, 1998 are not necessarily indicative of the results to be expected for the full year.

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

The Company has reviewed SFAS No. 130 and has determined that for the nine months ended September 27, 1998 and for the year ended December 28, 1997, no items meeting the definition of comprehensive income as specified in SFAS No. 130 existed in the financial statements. As a result, no disclosure is necessary to comply with SFAS No. 130.

2. Supplemental Cash Flow Information:

There were no income taxes paid for the nine months ended September 27, 1998. Income taxes paid for the nine months ended September 28, 1997 were $9,000. Interest paid for the nine months ended September 27, 1998 and September 28, 1997 was $450,000 and $491,000, respectively.

The following noncash investing and financing activities took place:

For the nine months ended September 27, 1998 and September 28, 1997, the value of the stock warrants and capitalized cash payments outstanding to MedTREK Corporation was $347,000 and $505,000, respectively (see Note 7, MedTREK Agreement)

For the nine months ended September 27, 1998 and September 28, 1997, $9,000 and $23,000, respectively, of the 8% convertible subordinated notes were converted at the request of the noteholders into common stock at a conversion price of $4.50 per share.

3. Basic and Diluted Income (Loss) Per Share:

Basic and diluted income (loss) per share have been computed under the guidelines of Statement of Financial Accounting Standards No. 128 "Earnings per Share" ("SFAS No. 128"). Due to the Company's net loss for the quarter ended September 27, 1998 and the nine months ended September 27, 1998 and September 28, 1997, the inclusion of common share equivalents had an anti-dilutive effect when calculating diluted earnings per share under SFAS No. 128 and, as a result, diluted earnings per share were equivalent to basic earnings per share for those periods. For the quarter ended September 28, 1997, the inclusion of common share equivalents had no effect on diluted earnings per share and, as a result, diluted earnings per share was equivalent to basic earnings per share for that period.


4. Bank Borrowings:

At September 27, 1998, the Company had a $2,535,000 line of credit agreement with a bank, which included a $535,000 sub-line for letters of credit. Under its sub-line, the Company issued a letter of credit in the amount of $453,000, which replaced the letter of credit issued in 1996 of $515,000 in favor of the Montgomery County Industrial Development Corporation ("MCIDC") under the terms of the Mortgage and Security Agreement for the Company's property in Oaks, Pennsylvania. Additionally, in 1996, the Company issued a letter of credit for $17,510 to its lessor in compliance with the lease agreement for the Montgomeryville, Pennsylvania facility. Other than for these letters of credit, there were no borrowings under the line during the nine months ended September 27, 1998. Borrowings on the line are secured by the Company's accounts receivable and inventories and bear interest at the bank's prime rate plus 1/2%. The line expires on May 31, 1999. The Company's line of credit agreement prohibits the declaration or payment of any dividends or distributions on any of its capital stock without the prior written consent of the bank at any time there are outstanding obligations to the bank. The line is subject to the Company maintaining certain financial covenants, as defined, with which the Company was in compliance at September 27, 1998.

5. Income Taxes:

The tax provision for the nine months ended September 27, 1998 was for state income taxes. No income tax provision was made for the nine months ended September 28, 1997, due to the net loss incurred.

6. Segment and Geographic Data:

The Company is engaged in primarily one business segment: the design, development, manufacture, sale and rental of proprietary laser systems and delivery systems for both contact and non-contact surgery. The Company's customers are principally hospitals and medical centers. Foreign sales represented 13% of net sales in the first nine months of 1998, as compared to 18% in the same period in 1997.

7. MedTREK Agreement:

During the third quarter ending September 28, 1997, the Company acquired exclusive worldwide rights to certain new products and medical devices used in minimally invasive otolaryngology and head and neck surgery, pursuant to an agreement with MedTREK Corporation and its President. In accordance with the terms of the agreement, the Company is required to make cash payments to MedTREK, when certain products have been commercially introduced, and to issue stock warrants to MedTREK or its nominees when predetermined revenue targets have been achieved. The Company has valued the stock warrants using the Black-Scholes option pricing model and has recorded both the cost of these stock warrants and the cash payments for commercial introduction of products, a total of $480,000, within Other Long-Term Assets. This asset is being amortized over a five year period, which is the initial term of the agreement. Amortization expense was $63,000 and $49,000 for the nine months ended September 27, 1998 and September 28, 1997, respectively.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Historically the Company has generated its net sales from positioning its technology and products across a wide range of surgical specialties. In an effort to attain growth in sales, the Company redefined its strategy for growth during 1997 to include a specific focus in the surgical specialties of Otolaryngology and Head and Neck ("ENT") surgery. In conjunction with this focused strategy, the Company has entered and will continue to seek to enter into relationships with other companies to expand the use of the Company's products in surgical specialties other than ENT, and has utilized and will continue to seek to utilize its strengths in supplying other companies with products that draw on the Company's expertise and competencies. While refocusing its strategy in ENT, the Company will take these other actions in an effort to enhance sales and to promote continued utilization of its products and services in those other surgical specialties.

The Company is also taking actions intended to improve its international customer relationships, consistent with a focus on a more specific surgical segment. Additionally, as part of this transition, the Company is exploring opportunities to expand the utilization of its proprietary technologies by entering into private label relationships with other companies which will market, under their own product labeling, products encompassing the Company's core competencies.

Net sales for the quarter ended September 27, 1998 of $2,200,000 decreased $807,000 or 27% compared to the third quarter 1997 net sales of $3,007,000. For the nine months ended September 27, 1998, net sales were $6,851,000 compared to $8,984,000 in the first nine months of 1997, a decrease of $2,133,000 or 24%. Net sales of Nd:YAG laser systems for the nine months ended September 27, 1998 decreased 63% from the first nine months of 1997. All other net sales for the nine months ended September 27, 1998, including Contact Laser(TM) delivery systems, accessories, rentals and other sales, decreased 14% from the comparable period in 1997. The decrease in laser system sales was attributable to both domestic hospital budget constraints and to the effect of the Asian economic situation which rendered certain distributors unable to secure funding for planned purchases.

Gross profits of $1,186,000 for the quarter ended September 27, 1998 decreased $724,000 or 38% from the third quarter of 1997, while gross profits for the nine months ended September 27, 1998 of $3,758,000 decreased $1,511,000 or 29% from the first nine months of 1997. As a percentage of net sales, gross profit decreased to 55% for the first nine months of 1998 from 59% in the comparable period of 1997. The decrease in gross profit as a percentage of net sales resulted from the inclusion in the third quarter of 1997 of contract development fees for which there were no comparable fees in the 1998 period.

In the third quarter of 1997, the Company recorded a benefit from the settlement of litigation with C.R. Bard and the Bard Urological Division of $1,000,000. This benefit was offset in part by non-recurring facility-related charges of $542,000 related to the Company's former headquarters facility and $281,000 related to the Company's former manufacturing facility in Kentucky. The $542,000 charge resulted from a write-down in the carrying value of the former headquarters facility necessitated by the terms on which the facility is expected to be sold at the end of the tenant's initial lease term. The $281,000 charge resulted from the loss of the Company's former tenant and subsequent signing of a new tenant at a lesser rate.

Operating expenses, excluding the net non-recurring credit of $177,000 discussed in the preceding paragraph, were $1,731,000 for the third quarter of 1998, a decrease of $335,000 or 16% from the third quarter of 1997. For the first nine months of 1998, operating expenses were $5,379,000, a decrease of $563,000 or 9% from the first nine months of 1997, excluding the same net non-recurring credit. These reductions in operating expenses were due primarily to a reduction in legal fees as a result of litigation settlements reached during 1997, offset in part by an increase in internal product development expense.

Selling, general and administrative expenses were $1,402,000 in the third quarter of 1998, a decrease of $302,000 or 18% from the comparable prior year period. In the first nine months of 1998, selling, general and administrative expenses were $4,433,000 compared to $5,131,000 in the first nine months of 1997, a decrease of $698,000 or 14%. Significantly lower legal fees accounted for the majority of the reduced spending level.

Product development expenses of $329,000 in the third quarter of 1998 decreased by $33,000 or 9% from the comparable period in 1997. Product development expenses of $946,000 in the first nine months of 1998 increased by $135,000 or 17% from the comparable period in 1997. The higher level of spending for the nine month period of 1998 was principally due to increased manpower and other expenses associated with the Company's private label and ENT product development efforts.

Other income was $310,000 in the first nine months of 1998, an increase of $42,000, from the comparable periods in 1997. Other income primarily consisted of facility related-income and expense items.

Net interest expense was $201,000 and $204,000 in the first nine months of 1998 and 1997, respectively.

Liquidity and Capital Resources

The Company had cash, cash equivalents and short-term investments of $6,022,000 at September 27, 1998, of which $100,000 was restricted. In addition, the Company currently has a $2,535,000 credit facility with its bank. The facility includes a sub-line for letters of credit of $535,000. Other than for the letter of credit issued in the amount of $453,000 in favor of the Montgomery County Industrial Development Corporation ("MCIDC") as a condition of the Mortgage and Security Agreement with MCIDC, and one other minor letter of credit, there were no borrowings outstanding under the line of credit. Borrowings under the line are secured by the Company's accounts receivable and inventories. The line is subject to the Company maintaining certain financial covenants, as defined, with which the Company was in compliance at September 27, 1998. The facility expires on May 31, 1999.

Net cash provided by operating activities was $26,000 in the first nine months of 1998 compared to cash provided by operating activities of $1,491,000 in the comparable period in 1997. The comparative decrease in cash provided by operating activities resulted from the increase in the net loss incurred, a lower reduction in inventory levels, and the receipt in the third quarter of 1997 of $1,000,000 from the settlement of litigation. The benefit of this legal settlement, offset in part by $823,000 of non recurring facility related changes, represents the net special credit of $177,000, included in the Statements of Operations presented.

Net cash provided by investing activities was $291,000 in the first nine months of 1998 compared to cash used in investing activities of $1,798,000 in the first nine months of 1997. The increase was due principally to the maturity of certain short-term investments of $471,000 during the first nine months of 1998 as compared to the purchase of certain short-term investments amounting to $1,664,000 during the comparable period in 1997.

Net cash used in financing activities was $373,000 and $327,000 in the first nine months of 1998 and 1997, respectively.

Management believes the Company's current cash position and available line of credit will be sufficient to fund operations and meet commitments for long-term debt, other commitments and contingencies and capital expenditures.

Management believes that inflation has not had a material effect on operations for the periods presented.

The Company has analyzed its information technology systems for the "Year 2000" compliance issues. Management believes that the "Year 2000" issue related to the Company's hardware and software programs are not likely to result in any material adverse disruptions in the Company's computer systems or its internal business operations. The Company has purchased the latest version of its operating software package to provide remediation for the "Year 2000" issue. The costs of this new software have not been material and testing and implementation is to be completed by the second quarter of 1999.

The Company is currently in the process of evaluating its relationships with third parties, such as banks, service providers and suppliers, with which the Company has a direct and material relationship to determine whether they are "Year 2000" compliant. The responses received to date from such third parties to inquiries made by the Company indicate that these third parties either are or expect to be compliant by the Year 2000.

Even assuming that all material third parties confirm that they are or expect to be "Year 2000" compliant by December 31, 1999, it is not possible to state with certainty that such parties will be so compliant, or that the operations of such third parties will not be materially impacted by other parties whom they themselves have a material relationship, and who fail to timely become "Year 2000" compliant. Consequently, it is not possible to predict whether or to what extent the Year 2000 issues may have an adverse material impact on the Company as a result of their impact on the operations of the third parties with whom the Company has a material relationship. For example, the failure to be "Year 2000" compliant by a bank with whom the Company has a material banking relationship could cause significant disruption in the Company's ability to make payments, deposit funds and make investments, which could have a material adverse effect on the Company's financial condition.

The Company has not established a contingency plan in case of failure of its information technology systems since it expects to have its new software system in place by the second quarter of 1999. The Company will continuously monitor its relationships with banks, service providers and suppliers to ensure they expect to be "Year 2000" compliant. If the Company learns that one of these third parties will not be "Year 2000" compliant, the Company's contingency plan would include replacing such third party.

Risk Factors

For information regarding certain risk factors that could cause actual results to differ materially from those suggested in forward-looking statements contained herein or otherwise made from time to time by the Company, reference is made to the Company's Form 10-K, Item 7, "Risk Factors," for the fiscal year ended December 28, 1997, which is incorporated herein by reference. The risk factors described in such report continue to be applicable at September 27, 1998.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

For information regarding certain pending legal matters, reference is made to the Company's Form 10-K, Item 3, for the fiscal year ended December 28, 1997 and Form 10-Q, Item 1, for the fiscal quarter ended March 29, 1998 and the fiscal quarter ended June 28, 1998.

The United States District Court for the Central District of California, which is hearing the patent infringement action by Trimedyne, Inc. against the Company, has set a status conference for November 23, 1998.


ITEM 2. Changes in Securities

Nasdaq notified the Company on August 19, 1998 that it had failed to meet the requirement that a listed company, in order to remain listed, must have a minimum trading price of $1.00, and that if the Company did not come into compliance with Nasdaq listing requirements, it would be delisted as of November 18, 1998. The Company is considering various avenues (including a reverse split of the Company's common stock) by which it can come into compliance with Nasdaq listing requirements.

On October 12, 1998, the Board of Directors approved a proposed amendment to the Company's Certificate of Incorporation that would implement a one-for-five reverse split of the Company's common stock. A special stockholders' meeting to consider the reverse split has been scheduled for December 18, 1998. In light of the proposal for a reverse split, the Company intends to request a hearing before Nasdaq prior to November 18, 1998 to stay the delisting.

ITEM 6. Exhibits and Reports on Form 8-K

     a.   Exhibits: Exhibit 27.1 - Financial Data Schedule, September 27, 1998
                    Exhibit 27.2 - Amended Financial Data Schedule,
                                   September 28, 1997

     b.   Reports on Form 8-K: none

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  SURGICAL LASER TECHNOLOGIES, INC.


Date: November 6, 1998            By: /s/ Michael R. Stewart
                                      ----------------------
                                      Michael R. Stewart
                                      Vice President, Finance and
                                      Chief Financial Officer

                                      Signing on behalf of the Registrant
                                      and as principal financial officer.