Form 10-K
period 1999-01-03
SURGICAL LASER TECHNOLOGIES INC /DE/
filed 1999-04-01
CIK 854099

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 3, 1999.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ________ to ________.

Commission File Number 0-17919

                        Surgical Laser Technologies, Inc.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

Delaware                                               31-1093148
-------------------------------                        --------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification No.)

147 Keystone Drive, Montgomeryville, PA                18936-9638
-----------------------------------------              -----------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.(X)

As of March 15, 1999, the aggregate market value of the voting common equity of Registrant held by non-affiliates was approximately $3,243,099. Registrant has no authorized non-voting common equity.

On March 15, 1999 Registrant had outstanding 1,977,879 shares of Common Stock, $.01 par value.

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

During 1997, Registrant redefined its strategy for growth to include a specific focus in the surgical specialties of Otolaryngology and Head and Neck surgery and Neurosurgery (ENT and Neurosurgery). In conjunction with this focused strategy, Registrant has entered and will continue to seek to enter into relationships with other companies to expand the use of Registrant's products in surgical specialties other than ENT and Neurosurgery, and has utilized and will continue to seek to utilize its strengths in supplying other companies with products that draw on Registrant's expertise and competencies. While refocusing its strategy in ENT and Neurosurgery, Registrant will take these other actions in an effort to enhance sales and to promote continued utilization of its products and services in those other surgical specialties.

Registrant expanded its product offerings during 1998 and 1997 to include non-laser based products specifically targeted at the ENT and Neurosurgery markets. During 1998, Registrant's new product offerings included the ClearESS(TM) irrigation and suction system and the HemoSleeve(TM), a bipolar microdebrider sleeve used in endoscopic sinus surgery. The new products offered in 1997 included a line of reusable handheld instruments. The line of handheld instruments called MedTREK was expanded during 1998. Registrant will continue to seek to expand its product offerings within the ENT and Neurosurgery markets.

During 1998, Registrant continued to supply laser systems to CorMedica Corporation for CorMedica to incorporate into its proprietary catheter tracking and navigation system. CorMedica Corporation is a privately-held company engaged in the design, development and manufacture of proprietary integrated systems for catheter-based percutaneous transluminal endocardial revascularization (PTER(TM)) procedures. The laser systems are expected to be used by Cormedica in its investigational clinical trials for PTER.

In July 1998, the United States Court of Appeals for the Federal Circuit affirmed the summary judgement of the District Court that Registrant's Contact Laser probes do not infringe a patent owned by Trimedyne. The appellate court also reversed the summary judgment of the District Court that Registrant's SFB1.0 product did not infringe upon Trimedyne's patent, remanding that portion of the litigation to the lower court for trial. In January 1999, to avoid the time and costs associated with patent litigation, Registrant and Trimedyne entered into settlement discussions. (see Part I, Item 3, Legal Proceedings).

In November 1998, Registrant received the necessary Japanese regulatory approvals to sell its laser delivery systems and accessories in Japan. In December 1998, Registrant amended its private label supply agreement with Diomed Limited, a UK based manufacturer and marketer of diode lasers and related supplies to include sales to Olympus Japan Co., LTD. Under the amendment, Olympus Japan Co., LTD., will market Registrant's products in Japan under the Diomed label.

In December 1998, Registrant concluded that certain products under its marketing rights agreement with MedTREK Corporation and its President would not be commercialized. (see Note 7 of Notes to Consolidated Financial Statements). As a result, the net value of the agreement, including the warrants issued, was written-off in December 1998. The marketing rights agreement provided Registrant with exclusive worldwide rights to certain new products and medical devices used within minimally invasive ENT surgery.

In January 1999, Registrant amended its Restated Certificate of Incorporation with the State of Delaware to effect a one-for-five reverse split of Registrant's Common Stock (see Part I, Item 4, Submission of Matters to a Vote of Security Holders). Effective January 15, 1999, Registrant's Common Stock commenced trading on the Nasdaq SmallCap market at the Registrant's request. Given the Registrant's current market capitalization, the Registrant believes that the continued listing requirements of the Nasdaq SmallCap market are more appropriate for the Registrant's public float characteristics.

There were no other significant changes in Registrant's business during the fiscal year ended January 3, 1999.

(b) FINANCIAL INFORMATION ABOUT OPERATING SEGMENTS.

Registrant is engaged primarily in one operating segment: the design, development, manufacture and marketing of laser products and other instruments for medical applications. See Note 16 of Notes to Consolidated Financial Statements for segment information.

(c) NARRATIVE DESCRIPTION OF BUSINESS.

Registrant is primarily engaged in the development, manufacture and sale of a proprietary Contact Laser System for surgery. During 1997, Registrant redefined its strategy for growth to include a specific focus in the surgical specialties of ENT and Neurosurgery. In conjunction with this focused strategy, Registrant has entered and will continue to seek to enter into relationships with other companies to expand the use of Registrant's products in surgical specialties other than ENT and Neurosurgery, and has utilized and will continue to seek to utilize its strengths in supplying other companies with products that draw on Registrant's expertise and competencies. While refocusing its strategy in ENT and Neurosurgery, Registrant will take these other actions in an effort to enhance sales and to promote continued utilization of its products and services in those other surgical specialties. During fiscal 1998, 1997 and 1996, revenues from sales of Registrant's products and services were $9,393,000, $11,665,000 and $10,974,000, respectively.

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

Registrant's proprietary Contact Laser probe and scalpel surface treatments provide the ability to alter selectively the temperature profile of tissue, replicating the clinical effect of many different types of lasers. These treatments are marketed under the trademark "Wavelength Conversion effect." In addition, Contact Laser surgery restores to the surgeon the advantages of tactile feedback lost with conventional lasers.

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

Disposable Fiberoptic Delivery Systems. Registrant has designed disposable optical quartz fibers to channel the laser beam from Registrant's laser unit to the fiber end, the Laser Probe or the Laser Scalpel or to one of 24 interchangeable, application-specific handpieces that hold the Laser Scalpel or Laser Probe. These proprietary optical fibers and handpieces are intended for single use and range currently in list price from $145 to $495.

Laser Probes and Laser Scalpels. Registrant's proprietary Laser Probes and Laser Scalpels are made of either synthetic sapphire or fused silica and have high mechanical strength, high melting temperature and appropriate thermal conductivity. Most of these Laser Probes and Laser Scalpels use Registrant's patented Wavelength Conversion effect treatments or geometry. Registrant offers over 60 interchangeable Laser Probes and Laser Scalpels that provide different power densities through various geometric configurations appropriate for cutting, coagulation or vaporization. Laser Probes and Laser Scalpels are made with varying distal tip diameters and surface treatments, each with a different balance between cutting and coagulation, so that the instrument can be suited to the particular tissue effect desired. Additionally, Registrant markets side-firing and direct-firing free-beam laser probes. Instead of changing laser units, surgeons may choose a different Laser Probe or Laser Scalpel to perform a different procedure. The Laser Probes and Laser Scalpels are intended for limited reuse, and the list prices currently range from $395 to $520.

Disposable Gas or Fluid Cartridge Systems. Registrant's proprietary cartridge system provides gas or fluid to cool the junction between the optical fiber and the Laser Scalpel or the Laser Probe. These cartridges are sterile and used in one set of procedures. The list price of these cartridges is currently $65.

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

Handheld Sinus Instrumentation. Registrant markets a line of 23 precision thru-cutting instruments used for minimally invasive sinus surgery. The line includes instruments with cutting tips at several different angles to allow for convenient access to difficult-to-reach anatomy. The instruments' list prices range from $225 to $850.

Irrigation and Suction System. Registrant manufactures and markets ClearESS(TM), which provides convenient and effective irrigation and suction to remove blood and debris for enhanced visualization during endoscopic sinus surgery. The ClearESS kit, which includes suction and irrigation tubing, currently has a list price per package ranging from $495 to $795.

Bipolar Microdebrider Sleeve. Registrant manufactures and markets
HemoSleeve(TM), a bipolar sleeve which fits over the surgeon's existing microdebrider. HemoSleeve provides the surgeon with precise bipolar coagulation which improves surgical efficiency and enhances visualization by reducing inter-operative post-debrider bleeding. Registrant's HemoSleeve has a list price of $295 for a package of five.

Marketing

Registrant sells its Contact Laser Systems to end users by forming a responsive partnership with surgeons and hospitals to develop and apply innovative technologies that advance therapeutic benefit. Registrant's products are designed to improve cost-effectiveness and enhance access and ease of use. Registrant's marketing efforts include activities designed to educate physicians and nurses in the use of Registrant's products.

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

Registrant's President and CEO supervises these sales and marketing activities in the United States, which are conducted predominantly by Registrant-employed sales personnel. The sale and post-sale support provided by Registrant includes area managers who are trained in the utilization of Registrant's products, and who provide clinical consultation regarding safety, efficacy and operating room procedures; per diem support specialists, who provide similar consultation within Registrant's Laser OnCall(TM) rental offering; and marketing and technology personnel, who together provide the link between the surgeon and Registrant to create innovative solutions and identify new applications and product opportunities. In certain geographic areas of the United States, Registrant utilizes distributors, whose employees are not Registrant's employees, to provide these services. Registrant distributes its products internationally through independent distributors.

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

International Markets. During 1998, Registrant's international marketing activities included working through distributors in various countries in Europe, the Middle East, the Far East, South America, Mexico and Canada.

Research and Development

Registrant focuses its research and product development efforts on tissue effect technologies that include laser and non-laser based technologies and improving its offerings in ENT and Neurosurgery. Registrant's technological capabilities are designed to be responsive to the surgeon's needs. Registrant has the ability to respond to development requirements in the areas of optical/materials technology, laser and electrosurgical technology and mechanical and electronics technology. During 1998, 1997 and 1996, Registrant spent $1,179,000, $910,000 and $1,404,000 in product development expenses, respectively.

Registrant's facility in Montgomeryville, Pennsylvania houses its product development activities. Registrant utilizes the technologies developed by Advanced Laser Systems Technology, Inc. ("ALST") which was licensed to Registrant in December 1990 in the development and manufacture of its CLMD laser units. Registrant, in addition to its internal product development programs, works closely with medical centers, universities and other companies worldwide in an effort to develop additional products and applications.

Registrant's core Laser Probe and Laser Scalpel technology was acquired by Registrant in 1985 in consideration for certain royalty payments on net sales of probes and scalpels. The disposable fiberoptic delivery systems, with and without hand-pieces, the disposable gas and fluid cartridge systems, ceramic-enclosed probes, adjustable touch-control hand-pieces, ClearESS irrigation and suction system and the HemoSleeve micro-debrider sleeve have been developed by employees of Registrant; Registrant has retained ownership of all such proprietary technology. Registrant's handheld sinus instrument line was developed by an outside consultant and is manufactured by a domestic supplier.

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

In addition, Registrant faces substantial competition in ENT and Neurosurgery from well-established manufacturers of non-laser products. These well-established companies have substantially greater resources than Registrant and could exert considerable competitive pressure on Registrant.

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

Registrant has also placed on the market several Class I, 510(k) exempt, ENT products, including handheld surgical instruments and suction/irrigation products (ClearESS). Additionally, Registrant has received 510(k) clearance for HemoSleeve.

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

Following FDA clearance for commercial distribution, the primary form of government regulation of medical products is the Quality System Regulations for medical devices. These regulations, administered by the FDA, set forth requirements to be observed in the design, manufacture, storage, quality control procedures and installation of medical products for human use. In addition, there are a variety of registration and reporting requirements with which Registrant must comply.

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

Patents

Registrant's patents offer significant protection to the differentiation of Registrant's Contact Laser Delivery Systems from competitors' products. Registrant has sought and enjoys such protection principally in the United States. As of January 3, 1999, Registrant had fourteen patents issued by the U.S. Patent and Trademark Office which generally expire 17 years from the following respective dates of issuance: September 15, 1987 (laser scalpels); April 12, 1988 (coatings); November 22, 1988 (two-piece disposable laser delivery system); April 18, 1989 (laser probes and scalpels); January 23, 1990 (supply system for sterile fluids and gases); January 23, 1990 (two-piece disposable laser delivery system); October 13, 1992 (unitary scalpel); June 22, 1993 (adjustable touch control hand-piece); January 10, 1995 (contact or insertion laser probe having wide angle radiation); May 16, 1995 (fused tip and fiber); May 28, 1996 (probe with inclusions); March 4, 1997 (surgical tool for use with Contact Laser); September 5, 1998 ( a continuation of surgical laser tool issued March 4, 1997); and November 10, 1998 (laterally-emitting laser devices). Registrant has several other patents pending before the U.S. Patent and Trademark Office, as well as other patents and pending applications overseas.

Registrant has also begun to establish a proprietary position for its new products. Registrant has filed patent applications with the U.S. Patent and Trademark Office for its HemoSleeve(TM) and ClearESS(TM) products and anticipates that applications will be filed for other new products

Registrant intends to continue its policy of defending vigorously the ownership and protection of its proprietary technology against significant encroachments. However, no assurance can be given that such policy will be successful. (see
Part I, Item 3, Legal Proceedings).

Many of Registrant's products and services are offered under trademarks and service marks, both registered and unregistered. Registrant believes its trademarks encourage customer loyalty and aid in the differentiation of Registrant's products from competitors' products. Accordingly, Registrant has registered seven of its trademarks with the U.S. Patent and Trademark Office. It has filed its intent to register other trademarks, principally in areas outside of Contact Laser(TM) surgery. Registrant has other registrations issued or pending abroad.

Employees

As of January 3, 1999, Registrant had 68 employees of whom 30 were engaged in manufacturing, service and operations, 8 in research and product development, 20 in sales, marketing and customer service and 10 in general administration. Registrant's employees are not represented by a union. Registrant considers its relations with employees to be good.

(d) FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT
    SALES.

In addition to Registrant's domestic sales, Registrant currently sells its products internationally through distributors in Western Europe, Canada, the Middle East, the Far East and South America. During fiscal 1998, 1997 and 1996, domestic sales represented 87%, 84% and 77% respectively, of Registrant's total sales. All export sales are transacted in U.S. currency.

Item 2. Properties.

Registrant owns approximately four acres in Oaks, Pennsylvania on which a 57,000 square foot office building is located. On November 25, 1998, Registrant and the current lessee entered into an agreement of sale for the facility and are currently soliciting the consent of the mortgage lenders. It is anticipated that the lessee will assume the two mortgages discussed below. Closing is expected to occur before the end of June 1999. Registrant originally leased this property to the lessee under a three year lease, which included an option to purchase the property, dated March 21, 1996, as later amended on June 14, 1996. The lessee began occupying the facility in June 1996.

The mortgages expected to be assumed by the purchaser are a first mortgage debt in favor of American United Life Insurance Corporation ("AULIC"), and a second mortgage held by Montgomery County Industrial Development Corporation ("MCIDC") on behalf of Pennsylvania Industrial Development Authority ("PIDA"). The balance of the first mortgage debt at January 3, 1999 was $2,865,000. The loan bears interest at 10.5% per year and is being repaid in equal monthly payments, including interest, of approximately $34,000 over 20 years. The balance of the second mortgage debt at January 3, 1999 was $1,178,000. The loan bears interest at 3% per year and is being repaid in equal monthly payments, including interest, of approximately $14,000 over 15 years.

As a condition to the second mortgage, Registrant is required to hold collateral in favor of MCIDC, the terms of which will extend until Registrant has had four consecutive profitable calendar quarters. At January 3, 1999, the required amount of this security was $589,000; the form of the collateral was a standby letter of credit of $389,000 with the remainder covered by a first security interest in certain fixed assets and a second security interest in Registrant's accounts receivable and inventories. This requirement will be eliminated upon the assumption of the mortgage by the lessee.

Registrant currently leases a 42,000 sq. ft. facility in Montgomeryville, Pennsylvania that houses all of its administrative and manufacturing operations. Registrant entered a five-year lease for the Montgomeryville facility on May 29, 1996. Registrant has leased on a month-to-month basis approximately 5,000 sq.ft. of space close to its new facility, but will terminate the short-term lease by the end of the first quarter 1999.

Registrant also holds a lease on its former manufacturing facility in Hebron, Kentucky. The facility comprises 32,000 sq. ft. and is under lease through August 2000. Since the operations from this facility were transferred during 1992 to Pennsylvania, Registrant sought to sublet the facility. A subtenant for 19,500 sq. ft. of the facility was secured in April 1994; a subtenant for the balance of the space was secured in August 1996. In 1997, the first subtenant went out of business. Registrant secured a replacement subtenant, but in January 1999, the replacement subtenant abandoned the sub-let premises and the sublease. Registrant is currently seeking to find a further replacement subtenant. There can be no assurance that Registrant will succeed in finding a replacement subtenant or, if successful, that Registrant will succeed in keeping the subtenants at the facility through August 2000. Should Registrant be unsuccessful in obtaining a new subtenant for the 19,500 sq. ft., Registrant will incur an expense of approximately $75,000 which represents the remaining lease payments from the subtenent.

Item 3. Legal Proceedings.

Trimedyne. In January 1995, Trimedyne, Inc. filed a patent infringement action against Registrant. The suit was brought in the United States District Court for the Central District of California. Trimedyne had alleged that various products of Registrant infringed certain patents belonging to Trimedyne.

On July 11, 1996, the court entered a final judgment in favor of Registrant, dismissing Trimedyne's complaint. Trimedyne filed a motion for the court to reconsider its judgment. On August 7, 1996, the court denied Trimedyne's motion. On September 3, 1996, Trimedyne appealed from the lower court's judgment with respect to two of the patents at suit. On July 10, 1998, the Court of Appeals affirmed the lower court's ruling with respect to the patent concerning contact products, and reversed and remanded the decision with respect to a patent potentially covering one free-beam probe produced and sold by Registrant, holding that there were triable issues of fact. Although Registrant believes that the product in question is not violating the Trimedyne patent, in January 1999, Registrant entered into settlement discussions with Trimedyne in an effort to avoid the time and cost of a trial.

Item 4. Submission of Matters to a Vote of Security Holders.

Registrant held a Special Meeting of Stockholders on December 18, 1998. The stockholders approved an amendment of Registrant's Restated Certificate of Incorporation to effect a one-for-five reverse split of the shares of Registrant's Common Stock. The reverse split was approved with 8,233,980 votes in favor, 668,356 votes opposing and 23,877 votes abstaining. Registrant effected the one-for-five reverse split by amendment to its Restated Certificate of Incorporation on January 8, 1999.


                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

Registrant's Common Stock, $.0l par value, is quoted on the Nasdaq Stock Market under the symbol "SLTI." Until January 14, 1999, Registrant's Common Stock was quoted on the Nasdaq National Market. Since January 15, 1999, Registrant's Common Stock has been traded on the Nasdaq SmallCap Market. As of March 15, 1999, there were approximately 574 record holders of Registrant's Common Stock. On March 15, 1999, the closing price of Registrant's Common Stock on the Nasdaq Stock Market was $1.75 per share. The following table sets forth the high and low sales prices, restated for the effect of the one-for-five reverse split on January 8, 1999, for Registrant's Common Stock for each quarterly period within the two most recent fiscal years.

1998                                                   High      Low
                                                       ----      ---
            First Quarter                             $9.53    $5.63
            Second Quarter                             6.88     3.44
            Third Quarter                              5.63     2.50
            Fourth Quarter                             3.75     1.25

1997                                                    High     Low
                                                        ----     ---
            First Quarter                              $8.15   $5.30
            Second Quarter                              7.80    5.30
            Third Quarter                              10.30    5.95
            Fourth Quarter                             14.40    6.25

Registrant has never paid any cash dividends on its Common Stock and does not expect to pay cash dividends in the foreseeable future. Registrant's bank line of credit agreement prohibits the declaration or payment of any dividends or distributions on any shares of its capital stock without the bank's prior written consent at any time there are outstanding obligations to the bank.

Item 6. Selected Consolidated Financial Data.

The following table summarizes certain selected financial data for the five years ended January 3, 1999. The selected financial data for Registrant at January 3, 1999 and December 28, 1997 and for each of the three years in the period ended January 3, 1999 are derived from, and are qualified by reference to, the financial statements of Registrant, which are included elsewhere in this report. Such financial statements have been audited by Arthur Andersen LLP, independent public accountants, to the extent indicated in their report. The selected financial data for Registrant at December 29, 1996, December 31, 1995 and January 1, 1995, and for each of the two years in the period ended December 31, 1995, are derived from the audited financial statements of Registrant not included herein. This data should be read in conjunction with Registrant's financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in this report.

                                                         1998           1997         1996        1995       1994
                                                         ----           ----         ----        ----       ----
                                                                      (In thousands, except per share)
Statement of Operations Data:
Net sales                                               $9,393       $11,665       $10,974      $14,839      $21,508
Gross profit                                             4,927         6,893         6,912        8,702       13,494
    Percentage of sales                                   52.5%         59.1%         63.0%        58.6%        62.7%

Selling, general and administrative expenses            $5,944        $6,613        $8,072      $10,047      $10,786
Product development expenses                             1,179           910         1,404        2,143        2,068
Non-recurring charges (credits)                            485(1)       (177)(1)     1,504(1)     1,915(2)      (892)(4)
Net gain on settlement of patent litigation                 --            --            --       (5,926)(3)       --
Operating income (loss)                                 (2,681)         (453)       (4,068)         523        1,532
Net income (loss)                                       (2,552)         (381)       (4,508)         (58)         913
Basic and diluted earnings (loss) per share (5)(6)      ($1.29)       ($0.19)       ($2.28)      ($0.03)       $0.50

Shares used in calculation of basic and diluted
   earnings (loss) per share (5)                         1,978         1,977         1,973        1,970        1,842

Balance Sheet Data:
Cash, cash equivalents and short-term investments       $6,023        $6,549        $6,120       $8,147       $4,143
Accounts receivable, net                                 1,437         1,925         2,899        3,225        4,468
Inventories                                              2,540         2,986         3,534        3,866        4,725
Total assets                                            16,648        19,996        21,490       24,821       26,454
Long-term debt                                           3,965         4,509         4,971        4,503        4,719
Convertible subordinated debentures                      1,624         1,633         1,660        1,786        1,848
Stockholders' equity                                    $8,594       $11,357       $11,308      $15,690      $15,685
====================================================================================================================

(1)  See Note 12 of Notes to Consolidated Financial Statements.

(2) Write-down of certain fiber inventory and intangible assets and costs associated with workforce reductions.

(3) Net settlement of lawsuit with Laser Industries Ltd. and its subsidiary Sharplan Lasers, Inc.

(4) Settlement of lawsuit with ALST partially offset by a separate legal settlement with a former distributor.

(5) Restated for the effect of the one-for-five reverse Common Stock split implemented on January 8, 1999.

(6) The inclusion of common share equivalents had an anti-dilutive effect when calculating diluted earnings (loss) per share, and, as a result, diluted earnings (loss) per share was equivalent to basic earnings (loss) per share for each period presented.

No cash dividends were declared during any of the periods presented.

The accompanying Consolidated Financial Statements and Notes thereto are an integral part of this information.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Net Sales

Registrant's net sales of Contact Laser(TM) Systems are primarily comprised of Contact Laser Delivery Systems and related accessories and Nd:YAG Laser Systems. The U.S market is serviced predominantly by a direct sales force, while sales outside the United States are derived through a network of distributors. In 1998, net sales were $9,393,000, a decrease of $2,272,000, or 19%, from 1997 sales of $11,665,000. The 1997 sales of $11,665,000 increased $691,000, or 6%
from 1996 sales of $10,974,000.

Net sales of Contact Laser Delivery Systems and related accessories, which comprised 71% of Registrant's net sales in 1998, declined 10% and 12% in 1998 and 1997, respectively, due to the lower level of sales of Nd:YAG laser systems and to lower sales primarily within the urology market, offsetting increases in sales within the ENT and neurosurgical markets where Registrant is currently concentrating its sales efforts.

Net sales of Nd:YAG laser systems, which comprised 10% of Registrant's net sales in 1998, decreased by 59% on a 63% decline in units. The decrease in laser system sales was attributable to both domestic hospital budget constraints and to the effect of the Asian economic situation which rendered certain distributors unable to secure funding for planned purchases. In 1998, the overall average unit selling price of an Nd:YAG laser system remained consistant as compared to 1997.

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

In October 1996, following the acquisition of the remaining 50% interest in the Mediq PRN/SLT joint venture (see Note 5 of Notes to Consolidated Financial Statements), revenues from the rental of Registrant's Nd:YAG laser systems and related Contact Laser Delivery Systems and accessories began to be included in net sales. In 1998 and 1997, respectively, rental revenue accounted for 10% and 9% of net sales.

All other revenue, including contract development activities, accounted for 9% of net sales in 1998 and 1997. There were no contract development activities in 1996.

Management will continue to invest in innovative product development and will continue to develop and expand its strategic business relationships while actively pursuing business combination or acquisition opportunities aimed at enhancing the generation of new revenues and increasing shareholder value.

Gross Profit

Gross profit for the year ended January 3, 1999 decreased $1,966,000 or 29% from the prior year. As a percentage of net sales, gross profit was 52%, down from 59% in 1997. The decrease in gross profit as a percentage of net sales resulted from the inclusion in 1997 of initial contract development fees with no direct cost for which there were no comparable fees in 1998.

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

Operating Expenses

Selling, general and administrative expenses were $5,944,000 in 1998, compared to $6,613,000 in 1997, a decrease of 10%. The comparative decrease was due primarily to significantly lower legal fees in 1998 due to the settlement in 1997 of two outstanding lawsuits. In 1998, Registrant continued to reduce operating expenses where appropriate relative to the lower level of net sales being experienced. Management expects to continue to monitor expense levels throughout 1999, making adjustments where warranted.

Selling, general and administrative expenses in 1997 decreased 18% from the 1996 level of $8,072,000 due mainly to cost reduction actions taken in the third quarter of 1996. Such actions included reductions in workforce and related employee expenses and a reduction in the operating costs due to the consolidation of Registrant's facilities into one location. Also contributing to the decrease was a reduction in legal fees.

Product Development

Product development costs were $1,179,000, $910,000, and $1,404,000 in 1998,
1997 and 1996, respectively. The increase in 1998 versus 1997 was due principally to increased manpower and other expenditures associated with Registrant's private label and ENT and Neurosurgery product development efforts.

Non-Recurring Charges (Credits)

In 1998, Registrant recorded a non-recurring charge related to the impending sale of SLT's former headquarters facility in Oaks, Pennsylvania, which is expected to close before the end of June 1999. The charge consisted of a $325,000 write-down of the asset necessitated by the terms of the impending sale and $160,000 in accrued closing costs.

In 1997, Registrant recorded a benefit from the settlement of litigation with C.R. Bard and the Bard Urological Division of $1,000,000. In addition, Registrant recorded non-recurring facility-related charges of $542,000 related to Registrant's former headquarters facility and $281,000 related to Registrant's former manufacturing facility in Kentucky. The $542,000 charge resulted from a write-down in the carrying value of the former headquarters facility necessitated by the terms under which the facility was expected to be sold at the end of the tenant's initial sublease term. The $281,000 charge resulted from the loss of Registrant's former subtenant and subsequent signing of a new subtenant at a lower rental rate.

In 1996, Registrant recorded non-recurring charges of $1,504,000, representing third quarter restructuring charges of $1,201,000 for severance and other related costs, and a charge of $303,000 for the write-off of leasehold improvements at Registrant's former leased manufacturing facility in Oaks, Pennsylvania. The manufacturing operations have been consolidated with all other operations into Registrant's leased facility in Montgomeryville, Pennsylvania.

Other Income

Other income primarily consisted of facility-related income and expense items. Other income was $407,000 in 1998 and $366,000 in 1997, an increase of $41,000. In 1997, other income increased to $366,000 from a loss in 1996 of $23,000. This increase resulted from the inclusion of a full year of sublease income in 1997 as compared to only six months of sublease income in 1996 and the inclusion of a charge to other income in 1996 of moving expenses to relocate Registrant's headquarters for which there were no corresponding costs in 1997.

Interest

Net interest expense in 1998 of $275,000 was relatively constant with net interest expense of $282,000 in 1997. Net interest expense of $282,000 in 1997 increased by $29,000 from $253,000 in 1996. The increase was due to the inclusion of a full year of interest expense on the capital leases acquired in the purchase of the Mediq PRN/SLT joint venture offset in part by higher interest income earned on cash, cash equivalents and short-term investments in 1997.

Income Taxes

The tax provision in 1998 and 1997 of $3,000 and $12,000 respectively, was for state income taxes. There was no provision for income taxes in 1996 due to the net taxable loss incurred. Registrant expects that its effective tax rate for 1999 will remain significantly lower than the statutory rate due to continued availability of its net operating loss carryforwards and tax credit carryforwards.

MedTREK Agreement

In 1997, Registrant acquired exclusive worldwide rights to certain new products and medical devices used in minimally invasive otolaryngology and head and neck
(ENT) surgery, pursuant to an agreement with MedTREK Corporation and its President, Mr. Dom L. Gatto. In accordance with the terms of the agreement, Registrant was required to make cash payments to MedTREK when certain products were commercially introduced and has issued stock warrants to MedTREK that will vest when and if predetermined revenue targets are achieved. During 1998, SLT concluded that certain products under the agreement would not be commercialized. As a result, the net value of the agreement and any remaining liabilities associated with these products were written-off in December 1998. Also, since these products will not be commercialized, it is improbable that the predetermined revenue targets necessary to vest the warrants will be achieved. Therefore, in December 1998, SLT wrote-off the value of the warrants (see Note 7 of Notes to Consolidated Financial Statements).

Liquidity and Capital Resources

Cash, cash equivalents and short-term investments at January 3, 1999 were $6,023,000, a decrease of $526,000 over the December 28, 1997 balance of $6,549,000. Registrant invests its excess cash in high- quality, liquid, short-term investments. In each of the two years, $100,000 was restricted and pledged in favor of American United Life Insurance Company ("AULIC") as a condition of the first mortgage with AULIC (see Note 10 of Notes to Consolidated Financial Statements). At January 3, 1999 and December 28, 1997, letters of credit, issued under Registrant's bank line of credit, were outstanding in favor of the Montgomery County Industrial Development Corporation ("MCIDC") as a condition of the security agreement with MCIDC (see Note 10 of Notes to Consolidated Financial Statements). The letters of credit amounted to $389,000 and $453,000 at the end of 1998 and 1997, respectively. The letter of credit requirement and the restricted cash requirement are expected to be eliminated with the sale of the facility.

Registrant has a $2,535,000 credit facility with a bank. This facility includes a sub-line for letters of credit of $535,000, under which the aforementioned letters of credit were issued. Other than the letter of credit requirement by MCIDC, and one other minor letter of credit, there were no borrowings under the credit facility during 1998 or 1997. Borrowings under the credit facility are secured by Registrant's accounts receivable and inventories. The credit facility is subject to Registrant maintaining certain financial covenants as defined. Management expects to renew a line of credit facility when this facility expires on May 31, 1999.

In 1998, net cash provided by operating activities was $117,000, which resulted principally from losses incurred of $2,552,000 offset by net non-cash adjustments of $1,515,000 and a decrease in accounts receivable and inventory of $488,000 and $588,000, respectively. The net non-cash adjustments of $1,515,000 included non-recurring charges of $485,000. Net cash provided by operating activities was $987,000 in 1997, primarily resulting from net non-cash adjustments of $1,917,000, a decrease in accounts receivable of $974,000, partially offset by the net loss incurred of $381,000 coupled with a decrease in accounts payable and accrued liabilities of $1,500,000. The net non-cash adjustments of $1,917,000 included non-recurring charges of $847,000. The decrease in accounts payable and accrued liabilities included royalty payments of $391,000 to Norio Daikuzono in connection with the settlement of litigation.

Net cash provided by investing activities was $1,741,000 in 1998 compared to cash used in investing activities of $1,972,000 in 1997. The increase was principally due to the maturity of certain short-term investments of $1,909,000 during 1998 compared to the purchase of certain short-term investments of $1,669,000 during 1997.

Net cash used in financing activities was $475,000 in 1998, compared to net cash used in financing activities of $255,000 in 1997. The increase was principally the result of stock warrants issued in 1997 of $171,000, of which there was no comparable issuance in 1998.

Management believes that Registrant's current cash position and available line of credit will be sufficient to fund operations and meet its commitments for long-term debt (see Note 10 of Notes to Consolidated Financial Statements), other commitments and contingencies (see Note 17 of Notes to Consolidated Financial Statements) and capital expenditures. In July 1999, Registrant's 8% Subordinated Convertible Debentures will mature. Management believes that its cash position will be sufficient to meet this obligation.

Management believes that inflation has not had a material effect on operations for the three years in the period ended January 3, 1999.

Year 2000 Compliance

Registrant has analyzed its information technology systems for the "Year 2000" compliance issues. Management believes that the "Year 2000" issue related to Registrant's hardware and software programs are not likely to result in any material adverse disruptions in Registrant's computer systems or its internal business operations. Registrant has purchased the latest version of its operating software package to provide remediation for the "Year 2000" issue. The costs of this new software was $8,000 and testing and implementation is to be completed by the third quarter of 1999.

Registrant has analyzed and determined that the "Year 2000" issue related to its non-information technology, such as its telephone and security system, are not likely to result in any material disruption of it business operations.

Registrant is currently in the process of evaluating its relationships with third parties, such as banks, service providers and suppliers, with which Registrant has a direct and material relationship to determine whether they are "Year 2000" compliant. The responses received to date from such third parties to inquiries made by Registrant indicate that these third parties either are or expect to be compliant by the Year 2000.

Even assuming that all material third parties confirm that they are or expect to be "Year 2000" compliant by December 31, 1999, it is not possible to state with certainty that such parties will be so compliant, or that the operations of such third parties will not be materially impacted by other parties with whom they themselves have a material relationship, and who fail to timely become "Year 2000" compliant. Consequently, it is not possible to predict whether or to what extent the "Year 2000" issues may have an adverse material impact on Registrant as a result of their impact on the operations of the third parties with whom Registrant has a material relationship. For example, the failure to be "Year 2000" compliant by a bank with whom Registrant has a material banking relationship could cause significant disruption in Registrant's ability to make payments, deposit funds and make investments, which could have a material adverse effect on Registrant's financial condition.

Registrant has not established a contingency plan in case of failure of its information technology systems since it expects to have its new software system in place by the third quarter of 1999. Registrant will continuously monitor its relationships with banks, service providers and suppliers to ensure they expect to be "Year 2000" compliant. If Registrant learns that one of these third parties will not be "Year 2000" compliant, Registrant's contingency plan would include replacing such third party.

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

Governmental Regulation. Government regulation in the U.S. and other countries is a significant factor in the development, manufacturing and marketing of many of Registrant's products and in Registrant's ongoing research and development activities. Specifically, medical devices are subject to United States Food and Drug Administration ("FDA") approval or clearance before they can be utilized for clinical studies or sold commercially. The process for obtaining the necessary approvals and compliance with applicable regulations can be costly and time-consuming. There can be no assurance that regulatory review will not involve delays or other actions adversely affecting the marketing and sales of Registrant's products. Registrant has received all of its FDA clearances to date using the procedure under Section 510(k). There is no assurance Registrant will continue to be able to obtain applicable government approvals or successfully comply with such regulations in a timely and cost-effective manner, if at all, and failure to do so may have an adverse effect on Registrant's financial condition and results of operation. Further, there can be no assurances that more stringent regulatory requirements and/or safety and quality standards will not be issued in the future with an adverse effect on Registrant's business. Although Registrant believes that it is in compliance with all applicable regulations of the FDA, current regulations depend heavily on administrative interpretation and there can be no assurance that future interpretations made by the FDA or other regulatory bodies, with possible retroactive effect, will not adversely affect Registrant.

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

Patents and Proprietary Technologies. Registrant's ability to compete effectively with other companies depends, in part, on its ability to protect and maintain the proprietary nature of its technology. Registrant owns fourteen United States patents, several Japanese patents and a number of issued foreign patents and pending patent applications for its products. Registrant treats its design and technical data as confidential, and relies on nondisclosure safeguards, such as confidentiality agreements, laws protecting trade secrets and agreements to protect proprietary information. Registrant has incurred substantial costs in enforcing its patents against infringement by others and defending itself against similar claims of others. Although Registrant has been successful to date in disputes involving the validity and enforceability of its patents and in defending itself against claims by others of patent infringement, there can be no assurance that Registrant will continue to be successful in such matters in the future or that Registrant's patents or other proprietary rights, even if continuing to be held valid, will be broad enough in scope to enable Registrant to prevent third parties from producing products using similar technologies or processes.

As Registrant attempts to broaden its offerings in ENT and, to a lesser extent, in other surgical fields, Registrant perceives that it may be obliged to license technology from third parties in order to have competitive offerings. There can be no assurance that Registrant will be successful in obtaining such licenses on terms satisfactory to Registrant.

Product Development and Acquisitions. Registrant is actively engaged in identifying market needs and in developing products to satisfy those unmet needs. Such products are not necessarily laser products. Registrant attempts to validate the existence of such unmet needs as well as the potential revenues, costs and profits involved in satisfying such needs. There is a material risk that Registrant's competitors may satisfy those needs with more effective or less expensive products. There is also a material risk that Registrant's estimates of the economic potential from such unmet needs may be incomplete or inaccurate, or that the products which Registrant develops to meet such needs will be untimely introduced or insufficiently effective clinically or economically to gain market acceptance.

Registrant seeks to expand its product offerings through both internal development and acquisition of products and/or companies. No assurance can be given that Registrant will be successful in carrying out an acquisition strategy or that if an acquisition is made that the acquisition will be successfully integrated and result in increased revenues and profits.

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

Nasdaq Listing Requirements. Registrant's Common Stock is traded on the Nasdaq SmallCap market. In 1997, Nasdaq modified its listing requirements with which Registrant was required to comply in order to remain listed on the Nasdaq Stock Market. In January 1999, Registrant requested and received Nasdaq's approval to move the market in which the Common Stock is traded from the Nasdaq National Market to the Nasdaq SmallCap Market, due primarily to the Registrant's inability to satisfy the minimum public float requirement for the Nasdaq National Market. Although Registrant's stock price has remained above Nasdaq's $1.00 minimum bid requirement since the one-for-five reverse split of the Common Stock was implemented in January 1999, no assurance can be given that the bid price of Registrant's Common Stock will remain above the $1.00 minimum, or that Registrant will continue to meet the other listing requirements required by the Nasdaq SmallCap Market.

Item 8. Financial Statements and Supplementary Data.

                                                                           Page
                                                                           ----

Report of Independent Public Accountants..................................  22
Consolidated Balance Sheets at January 3, 1999
    and December 28, 1997.................................................  23
Consolidated Statements of Operations for each
    of the three years in the period ended
    January 3, 1999.......................................................  24
Consolidated Statements of Stockholders' Equity
    for each of the three years in the period ended
    January 3, 1999.......................................................  25
Consolidated Statements of Cash Flows for each of
    the three years in the period ended
    January 3, 1999.......................................................  26
Notes to Consolidated Financial Statements................................  27
Schedule II - Valuation and Qualifying Accounts...........................  44


All other schedules are omitted because of the absence of conditions under which they are required or because the required information is included in the Consolidated Financial Statements or Notes thereto.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Surgical Laser Technologies, Inc.:

We have audited the accompanying consolidated balance sheets of Surgical Laser Technologies, Inc. (a Delaware corporation) and Subsidiaries as of January 3, 1999 and December 28, 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended January 3, 1999. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Surgical Laser Technologies, Inc. and Subsidiaries as of January 3, 1999 and December 28, 1997, and the results of their operations and their cash flows for each of the three years in the period ended January 3, 1999 in conformity with generally accepted accounting principles.

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



Philadelphia, PA
January 22, 1999

Surgical Laser Technologies, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(In thousands, except for par values)

                                                                   Jan. 3, 1999   Dec. 28, 1997
Assets
Current assets:
     Cash and cash equivalents (Note 1)                               $  2,938       $  1,555
      (including restricted amounts of $100)
     Short-term investments (Note 1)                                     3,085          4,994
     Accounts receivable, net of allowance for doubtful accounts
      of $138 and $155                                                   1,437          1,925
     Inventories (Note 2)                                                2,540          2,986
     Other                                                                 437            445
                                                                      --------       --------
              Total current assets                                      10,437         11,905
Property and equipment, net (Note 3)                                     1,191          1,998
Property held for sale, net (Note 3)                                     4,339          4,869
Patents and licensed technology, net (Note 4)                              544            576
Other assets                                                               137            648
                                                                      --------       --------
              Total assets                                            $ 16,648       $ 19,996
                                                                      ========       ========

Liabilities and Stockholders' Equity
Current liabilities:
     Current portion of long-term debt                                $  2,196       $    504
     Accounts payable                                                      763            512
     Accrued liabilities (Note 9)                                        1,130          1,481
                                                                      --------       --------
              Total current liabilities                                  4,089          2,497
                                                                      --------       --------
Long-term debt (Note 10)                                                 3,965          6,142
                                                                      --------       --------

Commitments and Contingencies (Note 17)

Stockholders' equity:
     Common stock, $.01 par value, 30,000 shares authorized,
       1,978 shares and 1,977 shares issued and outstanding                 20             20
     Additional paid-in capital                                         33,033         33,223
     Accumulated deficit                                               (24,438)       (21,886)
     Deferred compensation                                                 (21)          --
                                                                      --------       --------
              Total stockholders' equity                                 8,594         11,357
                                                                      --------       --------
              Total liabilities and stockholders' equity              $ 16,648       $ 19,996
                                                                      ========       ========

The accompanying notes are an integral part of these consolidated financial statements.

Surgical Laser Technologies, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

                                                                       For the Year Ended
                                                            Jan. 3, 1999  Dec. 28, 1997  Dec. 29, 1996
Net sales                                                     $  9,393       $ 11,665       $ 10,974
Cost of sales                                                    4,466          4,772          4,062
                                                              --------       --------       --------
Gross profit                                                     4,927          6,893          6,912
                                                              --------       --------       --------

Operating expenses:
     Selling, general and administrative                         5,944          6,613          8,072
     Product development                                         1,179            910          1,404
     Non-recurring charges (credits) (Note 12)                     485           (177)         1,504
                                                              --------       --------       --------
                                                                 7,608          7,346         10,980
                                                              --------       --------       --------

Operating loss                                                  (2,681)          (453)        (4,068)

Equity in loss of joint venture                                   --             --              164
Other (income) loss                                               (407)          (366)            23
Interest expense                                                   593            649            581
Interest income                                                   (318)          (367)          (328)
                                                              --------       --------       --------
Loss before income taxes                                        (2,549)          (369)        (4,508)

Income taxes                                                         3             12           --
                                                              --------       --------       --------
Net loss                                                      ($ 2,552)      ($   381)      ($ 4,508)
                                                              ========       ========       ========

Basic and diluted loss per share (Note 1)                     ($  1.29)      ($  0.19)      ($  2.28)
                                                              ========       ========       ========

Shares used in calculation of basic and diluted loss per
 share                                                           1,978          1,977          1,973
                                                              ========       ========       ========

The accompanying notes are an integral part of these consolidated financial statements.

Surgical Laser Technologies, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)


                                                                Additional
                                                   Common        Paid-In         Accumulated        Deferred
                                                    Stock        Capital           Deficit         Compensation        Total

Balance, December 31, 1995                        $     20        $ 32,667         ($16,997)            --           $ 15,690
Conversion of subordinated notes to common
  stock (28 shares)                                   --               126             --               --                126
Net loss                                              --              --             (4,508)            --             (4,508)
                                                  --------        --------         --------         --------         --------
Balance, December 29, 1996                              20          32,793          (21,505)            --             11,308
                                                  --------        --------         --------         --------         --------
Conversion of subordinated notes to common
stock (6 shares)                                      --                27             --               --                 27
Stock warrants issued (Note 7 & 11)                   --               403             --               --                403
Net loss                                              --              --               (381)            --               (381)
                                                  --------        --------         --------         --------         --------
Balance, December 28, 1997                              20          33,223          (21,886)            --             11,357
                                                  --------        --------         --------         --------         --------
Conversion of subordinated notes to common
stock (2 shares)                                      --                 9             --               --                  9
Stock warrants cancelled (Note 7 & 11)                --              (232)            --               --               (232)
Stock warrants issued                                 --                33             --                (21)              12
Net loss                                              --              --             (2,552)            --             (2,552)
                                                  --------        --------         --------         --------         --------
Balance, January 3, 1999                          $     20        $ 33,033         ($24,438)        ($    21)        $  8,594
                                                  ========        ========         ========         ========         ========


The accompanying notes are an integral part of these consolidated financial statements.

Surgical Laser Technologies, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

                                                                             For the Year Ended
                                                                  Jan. 3, 1999  Dec. 28, 1997    Dec. 29, 1996
Cash Flows From Operating Activities:
   Net loss                                                         ($2,552)        ($  381)        ($4,508)
   Adjustments to reconcile net loss to net cash provided by
   (used in) operating activities:
    Equity in loss of joint venture                                    --              --               164
    Depreciation and amortization                                     1,055           1,086             981
    Imputed interest                                                    (25)            (16)            (18)
    Non-recurring charges                                               485             847           1,030
  (Increase) decrease in assets:
    Accounts receivable                                                 488             974             560
    Inventories                                                         588             285             488
    Other current assets                                                  8            (310)             61
    Other assets                                                         95               2               7
  Increase (decrease) in liabilities:
    Accounts payable                                                    251            (265)            308
    Accrued liabilities                                                (276)         (1,235)           (422)
                                                                    -------         -------         -------
       Net cash provided by (used in) operating activities              117             987          (1,349)
                                                                    -------         -------         -------

Cash Flows From Investing Activities:
    Cash received in acquisition of joint venture                      --              --               190
    Purchases (sales) of short-term investments                       1,909          (1,669)            (81)
    Additions to property and equipment                                 (99)           (154)           (334)
    Patent costs                                                        (85)            (46)            (61)
    (Purchase) cancellation of  marketing agreement                      16            (103)           --
    Investment in joint venture                                        --              --              (200)
                                                                    -------         -------         -------
       Net cash provided by (used in) investing activities            1,741          (1,972)           (486)
                                                                    -------         -------         -------

Cash Flows From  Financing Activities:
    Payments on long-term debt                                         (475)           (426)           (273)
    Issuance of stock warrants                                         --               171            --
                                                                    -------         -------         -------
          Net cash used in financing activities                        (475)           (255)           (273)
                                                                    -------         -------         -------

Net increase (decrease) in cash and cash equivalents                  1,383          (1,240)         (2,108)

Cash and Cash Equivalents, Beginning of Year                          1,555           2,795           4,903
                                                                    -------         -------         -------
Cash and Cash Equivalents, End of Year                              $ 2,938         $ 1,555         $ 2,795
                                                                    =======         =======         =======

The accompanying notes are an integral part of these consolidated financial statements.

Surgical Laser Technologies, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 3, 1999

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

Beginning in 1997 and continuing in 1998, SLT expanded its product offerings to include non-laser based products specifically targeted at the Otolaryngology and Head and Neck and Neurosurgery (ENT and Neurosurgery) markets. Those new product offerings include a line of reusable handheld instruments and products for the control of bleeding and irrigation.

Fiscal Year
SLT's fiscal year is the 52 or 53-week period ending the Sunday nearest to December 31. Fiscal year 1998 included 53 weeks and fiscal years 1997 and 1996 included 52 weeks.

Cash and Cash Equivalents
SLT invests its excess cash in highly liquid short-term investments. SLT considers short-term investments that are purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents consisted of the following at:

                                         January 3, 1999      December 28, 1997
                                         ---------------      -----------------
(In thousands)
Commercial paper                              $1,494               $   --
Cash and money market accounts                   898                  312
Repurchase agreements                            446                  865
Certificates of deposit-restricted               100                  100
U.S. Government securities                        --                  278
                                              ------               ------
                                              $2,938               $1,555
                                              ======               ======


Restricted cash at January 3, 1999 and December 28, 1997 consisted of a $100,000 certificate of deposit pledged to American United Life Insurance Company ("AULIC"), as a condition of the first mortgage agreement with AULIC (see Note
10).

Short-term Investments

Pursuant to Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"), SLT has classified its entire portfolio of short-term investments as available for sale as they are available to support current operations or to take advantage of other investment opportunities. Securities available for sale are stated at fair value with unrealized gains and losses included in stockholders' equity. Dividend and interest income is recognized when earned and is recorded in interest income. The amortized cost of debt securities is adjusted for accretion of discounts to maturity. Such amortization is also included in interest income. SLT currently invests only in high-quality, short-term securities in accordance with its investment policy. As such, there were no significant differences between amortized cost and estimated fair value at January 3, 1999 or December 28, 1997. Additionally, because investments are short-term and are generally allowed to mature, unrealized gains and losses for both years have been minimal.

The following table represents the estimated fair value breakdown of short-term investments by category:

                                         January 3, 1999      December 28, 1997
                                         ---------------      -----------------
(In thousands)
U.S. Government securities                    $1,731              $2,821
U.S. corporate debt securities                 1,354                 770
Commercial paper                                  --               1,145
Certificates of deposit                           --                 258
                                              ------              ------
                                              $3,085              $4,994
                                              ======              ======

The estimated fair value of short-term investments at January 3, 1999 due in one year and due after one year was $2,342,000 and $743,000, respectively.

Property, Equipment, Depreciation and Amortization

Property and equipment are recorded at cost. Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets, primarily 3 to 10 years for demonstration equipment, furniture and office equipment, machinery and equipment, and 30 years for buildings. Leasehold improvements are amortized over the lesser of their useful lives or the lease term. Depreciation expense was $974,000 in 1998, $961,000 in 1997 and $984,000 in 1996.
Expenditures for major renewals and betterments to property and equipment are capitalized, while expenditures for maintenance and repairs are charged to operations as incurred.

Inventories

Inventories are stated at the lower of cost (first-in, first-out basis) or market. Cost is determined at the latest cost for raw materials and at production cost (materials, labor and indirect manufacturing cost) for work-in-process and finished goods.

Laser units and laser accessories located at medical facilities for sales evaluation and demonstration purposes or those units/accessories used for development and medical training are included in property and equipment under the caption "demonstration equipment." These units and accessories are being depreciated over a period of up to 5 years.

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

Use of Estimates

The preparation of these consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Supplemental Cash Flow Information

Interest paid was $593,000, $649,000 and $581,000 in 1998, 1997 and 1996,
respectively. Income taxes paid in 1998, 1997 and 1996 were immaterial.

The following non-cash investing and financing activities occurred: (i) during 1998, 1997 and 1996, $9,000, $27,000 and $126,000, respectively, of the 8%
convertible subordinated notes were converted at the request of the note holders into common stock at a pre-reverse split conversion price of $4.50 per share; and (ii) on September 30, 1996, SLT acquired the remaining 50% interest in the Mediq PRN/SLT joint venture for liabilities assumed (see Note 5).

Earnings (Loss) Per Share

Effective December 28, 1997, SLT adopted Statement of Financial Accounting Standard No. 128, "Earnings per Share" ("SFAS 128"). SFAS 128 establishes standards for computing and presenting earnings per share (EPS) and applies to entities with publicly held common stock or potential common stock. SFAS 128 simplifies the standards for computing earnings per share previously found in APB Opinion No. 15, Earnings per Share. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.

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

For the years ended January 3, 1999, December 28, 1997 and December 29, 1996, SLT has reported earnings per share on the face of the income statement. Due to SLT's net loss position in 1998, 1997 and 1996, the inclusion of common share equivalents had an anti-dilutive effect when calculating diluted earnings per share and, as a result, diluted EPS was equivalent to basic EPS for those years. All earnings per share calculations have been restated for the effect of the one-for-five reverse Common Stock split implemented on January 8, 1999, as discussed in Note 6.

Impairment of Long-Lived Assets

Pursuant to Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," SLT is required to evaluate the impairment of long-lived assets and certain identifiable intangible assets on a periodic basis. SLT reviews the realizability of its long-lived assets and other intangibles by analyzing the projected undiscounted cash flows and adjusts the net book value of the recorded assets when necessary. No such adjustments have been recorded in 1998, 1997 or 1996, except as discussed in Note 12.

Recent Accounting Pronouncements

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" ("SFAS 130"), which requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS 130 became effective for fiscal years beginning after December 15, 1997, with initial application as of the beginning of SLT's 1998 fiscal year. SFAS 130 requires comparative financial statements provided for earlier periods to be reclassified to reflect application of the provisions of the new standard.

SLT has reviewed SFAS 130 and has determined that for the years ended January 3, 1999 and December 28, 1997, no items meeting the definition of comprehensive income as specified in SFAS 130 existed in the consolidated financial statements. As a result, no disclosure is necessary to comply with SFAS 130.


Note 2
Inventories:
(In thousands)
                                        January 3, 1999     December 28, 1997
                                        ---------------     -----------------
Raw materials and work-in-process            $1,691               $1,702
Finished goods                                  849                1,284
                                             ------               ------
                                             $2,540               $2,986
                                             ======               ======

Note 3
Property and Equipment and Property Held for Sale:
(In thousands)
                                        January 3, 1999     December 28, 1997
                                        ---------------     -----------------
Property and equipment:
  Furniture and office equipment             $3,608               $3,549
  Machinery and equipment                     2,588                2,549
  Demonstration equipment                       419                1,391
  Leasehold improvements                        165                  163
                                             ------               ------
                                              6,780                7,652
Less-Accumulated depreciation
  and amortization                           (5,589)              (5,654)
                                             ------               ------
Property and equipment, net                  $1,191               $1,998
                                             ======               ======

At January 3, 1999 and December 28, 1997, net property and equipment included $150,000 and $310,000 respectively, for assets recorded under capitalized lease arrangements (see Note 5). The related lease obligation of $494,000 and $741,000, was included in long-term debt at January 3, 1999 and December 28, 1997, respectively (see Note 10).

                                        January 3, 1999     December 28, 1997
                                        ---------------     -----------------
Property held for sale:
  Building held for sale                     $5,722               $6,047
  Land held for sale                            750                  750
                                             ------               ------
                                              6,472                6,797
Less-Accumulated depreciation
  and amortization                           (2,133)              (1,928)
                                             ------               ------
Property held for sale, net                  $4,339               $4,869
                                             ======               ======

In July 1996, SLT relocated its administration, research and manufacturing operations from its owned and leased facilities in Oaks, Pennsylvania to a leased facility in Montgomeryville, Pennsylvania. In July 1996, SLT entered into an agreement to sublease the owned facility in Oaks, Pennsylvania for three years. The agreement provided for a purchase option in 1999. The excess of the lease income over the depreciation expense and facility costs was recorded as other income in the accompanying consolidated statements of operations. Future undiscounted cash flows from rents and proceeds from the sale of the property exceeded the net book value of the property at January 3, 1999. The net property held for sale included non-recurring charges of $325,000 and $542,000 in 1998 and 1997, respectively (see Note 12). The Company entered into an agreement of sale on this facility in November 1998 and expects to close on the sale of the facility before the end of June 1999.

Note 4
Patents and Licensed Technology:
(In thousands)
                                          January 3, 1999     December 28, 1997
                                          ---------------     -----------------
Patents, net of accumulated
  amortization of $482 and $414                $530                 $514
Licensed technology, net of accumulated
  amortization of $9 and $17                     14                   62
                                               ----                 ----
                                               $544                 $576
                                               ====                 ====

During 1998, SLT terminated one of its licensed technology agreements which at the time of cancellation had a value net of accumulated amortization of $45,000 (see Note 15).

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

Current assets, excluding cash acquired                   $360
Rental equipment                                           669
Other assets                                                17
Other liabilities                                         (140)
Long-term debt                                            (996)
                                                          ----
                                                           (90)
Cash acquired                                              190
                                                          ----
Net assets acquired                                       $100
                                                          ====

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

Note 6
Common Stock Reverse Split:

On December 18, 1998, the stockholders of SLT approved an amendment of SLT's Restated Certificate of Incorporation to effect a one-for-five reverse split of the shares of SLT's Common Stock. SLT implemented the one-for-five reverse split on January 8, 1999. All stockholders owning five or more shares of SLT's Common Stock at the effective date received one share of Common Stock in replacement for each five shares they held prior to the reverse split. For those conversions resulting in fractional shares and for each stockholder owning fewer than five common shares at the effective date, the stockholder was entitled to receive cash in lieu of a fractional share at $0.41 per pre-split share. Par value of the Common Stock remained unchanged at $0.01 For all periods presented, references to the number of common shares, stock options, stock warrants and earnings per share amounts in the consolidated financial statements and related footnotes have been restated as appropriate to reflect the effect of the reverse split.

Note 7
MedTREK Agreement:

During 1997, SLT acquired exclusive worldwide rights to certain new products and medical devices used in minimally invasive otolaryngology and head and neck
(ENT) surgery, pursuant to an agreement with MedTREK Corporation and its President, Mr. Dom L. Gatto. In accordance with the terms of the agreement, SLT is required to make cash payments to MedTREK when certain products have been commercially introduced and to issue stock warrants to MedTREK which will vest when predetermined revenue targets have been achieved.

During 1997, SLT issued 300,000 stock warrants to MedTREK and has valued these warrants using the Black-Scholes Option Pricing Model (see Note 11). At December 28, 1997, the value of these warrants was $232,000 and the additional cash cost of acquiring the rights to the products as described above was $248,000. This total cost of $480,000 was included in other long-term assets in the consolidated balance sheet at December 28, 1997. At December 28, 1997, outstanding payments due to MedTREK of $145,000 were included in accrued liabilities in the consolidated balance sheet of SLT (see Note 9).

During 1998, SLT concluded that certain products under the agreement would not be commercialized. As a result, the net value of the agreement and any remaining liabilities associated with those products were written-off in December 1998. Also, since those products will not be commercialized, it is improbable that the predetermined revenue targets necessary to vest the warrants will be achieved. Therefore, in December 1998, SLT wrote-off the value of the warrants. The net other long-term asset and accrued liability balance associated with the products and warrants written-off in December 1998 was $286,000 and $95,000, respectively. As of January 3, 1999, the remaining net other long-term asset and accrued liability was $65,000 and $20,000, respectively. This remaining asset and liability is associated with the products for which commercial introduction has or will occur, and continues to be amortized over its original five-year life.

Note 8
Short-Term Borrowings:

At January 3, 1999 and December 28, 1997, SLT had a $2,535,000 line of credit with a bank. The line of credit provides for a $535,000 sub-line for letters of credit. Under its sub-line, SLT issued a letter of credit for $389,000 at January 3, 1999, which replaced the letter of credit issued in 1997 of $453,000, in favor of Montgomery County Industrial Development Corporation ("MCIDC") under the terms of the Mortgage and Security Agreement. Additionally, in 1996, SLT issued a letter of credit for $17,510 to its lessor, in compliance with the lease agreement for the Montgomeryville, Pennsylvania facility. Other than for these letters of credit there were no other borrowings on the line at any time during 1998 and 1997. Borrowings on the line are secured by accounts receivable and inventories and bear interest at the bank's prime rate plus 1/2%. Borrowings on the line are subject to certain covenants, as defined, with which SLT was in compliance at January 3, 1999 and December 28, 1997. This credit facility expires on May 31, 1999.

Note 9
Accrued Liabilities:
(In thousands)
                                        January 3, 1999     December 28, 1997
                                        ---------------     -----------------
Facility related accruals
  (see Note 12)                                $482                 $523
Deferred revenues                               225                  317
Accrued compensation                            167                  176
Other                                           256                  465
                                             ------               ------
                                             $1,130               $1,481
                                             ======               ======


Note 10
Long-term Debt:
(In thousands)
                                        January 3, 1999     December 28, 1997
                                        ---------------     -----------------
Mortgage loans on property held
  for sale (see Note 3)                      $4,043               $4,272
Convertible subordinated notes                1,624                1,633
Capital lease obligations
  (see Note 3 and Note 5)                       494                  741
                                             ------               ------
                                              6,161                6,646
Less-Current portion                         (2,196)                (504)
                                             ------               ------
                                             $3,965               $6,142
                                             ======               ======

At January 3, 1999 and December 28, 1997, the estimated fair value of long-term debt described above was approximately the same as the carrying amount of such debt.

At January 3, 1999, mortgage loans included $2,865,000 remaining on a 10.5% mortgage note, payable through 2011; and $1,178,000 remaining on a 3% mortgage note, payable through 2006. The 10.5% note, held by AULIC, contains a provision which prohibits prepayment until 2001 and is collateralized by restricted cash of $100,000 and property and improvements. The 3% note is held by MCIDC on behalf of the Pennsylvania Industrial Development Authority. A condition of this note requires SLT to grant a security interest in assets equal to fifty percent of the principal balance. At January 3, 1999, this condition was met by a letter of credit (see Note 8), a first security interest in certain fixed assets and a second security interest in accounts receivable and inventory. The facility is under an agreement of sale which is expected to close by the end of June 1999, at which time these mortgages are expected to be assumed by the buyer.

The convertible subordinated notes bear interest at 8%, become due in July 1999 and require interest payments quarterly. The notes were issued as part of a settlement of certain stockholders class-action litigation against SLT and certain directors and officers in 1992. The notes are convertible at the option of the holders into shares of SLT's Common Stock at a conversion price of $22.50, as adjusted for the one-for-five reverse Common Stock split (see Note
6), and may be prepaid, without penalty, if the fair value of SLT's common stock exceeds 125% of the conversion price for a specified period.

The obligations under capital leases are at fixed interest rates ranging from 9.5% to 13.44% and are collateralized by the related property and equipment (see
Note 3).

Future minimum rentals for property under capital leases are as follows (in thousands of dollars):

Year                                                       Amount
----                                                       ------
1999                                                        $388
2000                                                         161
2001                                                          10
2002                                                           9
                                                            ----
Total minimum lease obligation                               568
Less:  Interest                                              (74)
                                                            ----
Present value of total minimum lease obligation             $494
                                                            ====


The amount of long-term debt (excluding obligations under capital leases) maturing in each of the next five years is $1,868,000 in 1999, $260,000 in 2000, $278,000 in 2001, $298,000 in 2002, $319,000 in 2003 and $2,644,000 in 2004 and
thereafter.

Note 11
Common Stock Options and Common Stock Warrants:

Common Stock Options:

All common stock option and warrant information presented in this note, including the number and prices of options and warrants, have been restated for the effect of the one-for-five reverse split of Common Stock implemented on January 8, 1999 (see Note 6).

Under SLT's 1986 Non-Qualified Stock Option Plan, 1986 Incentive Stock Option Plan, Equity Incentive Plan and Second Amended and Restated Stock Option Plan for Outside Directors (the "Option Plans"), an aggregate of 482,645 shares of common stock may be issued pursuant to options that may be granted to certain officers, directors, key employees and others. Options under all plans expire no more than 10 years from the date of grant and have varying vesting schedules.

In February 1996, the 1986 Non-Qualified Stock Option Plan and the 1986 Incentive Stock Option Plan expired by their terms with respect to any future grants. At January 3, 1999, these plans had options to purchase 280 shares of common stock outstanding and exercisable.

On December 31, 1997, options to purchase 79,520 shares of common stock were forfeited. SLT has presented all option disclosures as if these options had been forfeited on December 28, 1997.

SLT accounts for the Option Plans under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for the Option Plans been determined consistent with SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), SLT's net loss would have been increased by approximately $323,000, $294,000 and $251,000 for the years ended January 3, 1999, December 28, 1997 and December 29, 1996 respectively. SLT's net loss per share would have been increased by approximately $0.16, $0.15 and $0.13 for the years ended January 3, 1999, December 28, 1997, and December 29, 1996, respectively.

The per share fair value of options granted during the years ended January 3, 1999, December 28, 1997 and December 29, 1996, was estimated at $2.93, $3.13 and $6.82, respectively. There were no options granted below market or above market during the three years. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rate of 5.554%, 6.346% and 6.360% for 1998, 1997 and 1996 grants, respectively; an expected life of five years, five years, and eight years for 1998, 1997 and 1996 grants, respectively; dividend yield of zero for all grants; and volatility of .495, .476 and .777 for 1998, 1997 and 1996 grants, respectively. Because the SFAS 123 method of accounting is not required to be applied to options granted prior to January 2, 1995, the resulting pro forma compensation charge may not be representative of that which may be expected in future years.

The following table summarizes the transactions of SLT's Option Plans for the three year period ended January 3, 1999:

                                                                             Option            Average
                                                            Shares            Price             Price
                                                            ------            -----             -----
Outstanding options at December 31, 1995                    298,857       $7.80-100.85          $27.15
Granted                                                     125,180         6.25-15.65            8.60
Forfeited                                                   (39,908)       6.25-100.85           51.80
                                                           --------        -----------          ------
Outstanding options at December 29, 1996                    384,129        $6.25-75.00          $18.55
Granted                                                     101,800          5.65-9.55            7.15
Forfeited                                                  (192,099)        5.95-75.00           20.30
                                                           --------        -----------          ------
Outstanding options at December 28, 1997                    293,830        $5.65-75.00          $13.45
Granted                                                      49,200          1.72-7.03            5.86
Forfeited                                                   (38,168)        1.72-75.00           15.47
                                                           --------        -----------          ------
Outstanding options at January 3, 1999                      304,862        $2.03-75.00          $11.98
                                                           ========        ===========          ======

At January 3, 1999, there were 190,050 options vested and exercisable and 177,783 options were available for grant. The following table summarizes the options outstanding and exercisable by price range at January 3, 1999:

                                     OPTIONS OUTSTANDING                     OPTIONS EXERCISABLE
                                     -------------------                     -------------------
                                               Weighted       Weighted                      Weighted
                                                Average        Average                       Average
Range of Exercise            Number           Remaining       Exercise          Number      Exercise
           Prices       Outstanding    Contractual Life          Price     Exercisable         Price
-----------------       -----------    ----------------       --------     -----------      --------
      $2.03-$6.25            74,700                8.16          $5.62          38,392         $6.15
      $7.03-$7.81            62,932                8.31          $7.18          20,159         $7.37
     $8.13-$10.31            79,200                7.87          $9.96          47,129        $10.09
    $10.63-$21.25            63,450                5.33         $17.08          59,790        $17.35
    $26.90-$75.00            24,580                2.63         $36.89          24,580        $36.89
    -------------           -------                ----         ------         -------        ------
     $2.03-$75.00           304,862                7.08         $11.98         190,050        $14.76
    =============           =======                ====         ======         =======        ======

Common Stock Warrants:

During 1997, SLT issued 300,000 stock warrants to MedTREK as part of the MedTREK Agreement (see Note 7). The value of the warrants at December 28, 1997 was $232,000. During 1998, SLT concluded that certain products under the agreement would not be commercialized, and therefore, that it was improbable that the predetermined revenue targets necessary to vest the warrants would be achieved. Therefore, in December 1998, SLT wrote-off the value of the warrants.

In July 1997, SLT entered into an agreement to develop and supply certain laser-related devices. In connection with this agreement, SLT issued a warrant to purchase 40,000 shares of SLT's common stock with an exercise price of $10.00 per share. In December 1997, SLT issued an additional warrant to purchase 40,000 shares of common stock with an exercise price of $10.00 per share. Both warrants will expire on December 31, 2002. SLT recorded the $171,000 value of these warrants as an increase to additional paid-in capital and an offset to revenue earned under the agreement. At January 3, 1999, 80,000 warrants were exercisable for an exercise price of $10.00.

Note 12
Non-recurring Items:

The 1998 non-recurring charge represented costs on the impending sale of SLT's former headquarters facility in Oaks, Pennsylvania, which is expected before June 1999. The charge consisted of a $325,000 write-down of the facility (see
Note 3) necessitated by the terms of the impending sale and $160,000 in accrued closing costs (see Note 9).

In 1997 SLT recorded non-recurring credits of $177,000, which was the net effect of recording a benefit from the settlement of litigation of $1,000,000, offset in part by non-recurring charges of $542,000 related to SLT's former headquarters facility in Oaks, Pennsylvania (see Note 3) and $281,000 related to SLT's former manufacturing facility in Kentucky. The $542,000 charge resulted from a write-down in the carrying value of the former headquarters facility necessitated by the terms under which the facility was expected to be sold at the end of the initial sublease term. The $281,000 charge resulted from the loss of a former tenant and the subsequent signing of a new tenant at a lesser rate.

In 1996, SLT recorded non-recurring charges of $1,504,000, which included $303,000 in leasehold improvement write-offs related to SLT's Oaks, Pennsylvania manufacturing facility, $1,151,000 for severance and other costs associated with manpower reductions and restructuring and $50,000 for additional costs associated with sub-leases in Hebron, Kentucky.

Note 13
Retirement Savings Plan:

SLT has a defined contribution retirement plan that provides all eligible employees an opportunity to accumulate funds for their retirement. The plan is qualified under Section 401(k) of the Internal Revenue Code and provides for discretionary matching contributions by SLT of 50% of pretax contributions by an employee, up to a maximum of 6% of the employee's compensation. SLT did not make matching contributions in 1998, 1997 or 1996.

Note 14
Income Taxes:

SLT accounts for income taxes pursuant to Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 is an asset-and-liability approach that requires the recognition of deferred tax assets and liabilities for the expected tax consequences of events that have been recognized in SLT's financial statements or tax returns.

SLT recorded provisions of $3,000, $12,000, and $0 in 1998, 1997 and 1996, respectively. The provisions were for certain state income taxes; none was for federal alternative minimum taxes ("AMT"). No provision was recorded in 1996 due to losses incurred. Any other provisions, including accrual adjustments for prior periods, were completely offset by changes in the deferred tax valuation allowance, primarily due to the utilization of operating loss carryforwards.

Income tax expense (benefit) consists of the following (in thousands of dollars):

                                       1998            1997           1996
                                       ----            ----           ----
Federal including AMT tax
     Current                         $  --           $  --           $  --
     Deferred                           (995)           (253)         (1,711)
State
     Current                               3              12            --
     Deferred                            (69)            (45)            (61)
                                     -------         -------         -------
                                      (1,061)           (286)         (1,772)
Change in valuation allowance          1,064             298           1,772
                                     -------         -------         -------
Income tax expense                   $     3         $    12         $  --
                                     =======         =======         =======


SLT has no income that is subject to foreign taxes.

A reconciliation of the effective tax rate with the federal statutory tax rate is as follows (in thousands of dollars):

                                       1998            1997            1996
                                       ----            ----            ----

Expected federal tax expense
  (benefit) at 34% rate              ($  867)        ($  125)        ($1,532)
Change in valuation allowance          1,064             298           1,772
Other, at 34% rate                      (197)           (173)           (240)
State income tax                           3              12            --
                                     -------         -------         -------
Income tax expense                   $     3         $    12         $  --
                                     =======         =======         =======


As of January 3, 1999, SLT had approximately $23,672,000 of federal net operating loss carryforwards, which begin to expire in 2001. Included in the aggregate net operating loss carryforwards are $6,850,000 of tax deductions related to equity transactions, the benefit of which will be credited to stockholders' equity, if and when realized against taxes not reducible by other deductions. In addition, SLT had approximately $841,000 of federal tax credit carryforwards which begin to expire in 1999. Net deductible temporary differences were approximately $5,352,000 at January 3, 1999.

The changes in the deferred tax asset are as follows (in thousands of dollars):

                                                        1998             1997
                                                        ----             ----
Beginning balance, gross                              $ 10,318        $ 10,020
Net changes due to:
     Operating loss carryforwards, valued at 35%           689            (603)
     Temporary differences, valued at 40%                  325             848
     Carryforward & AMT credits                             50              53
                                                      --------        --------
Ending balance, gross                                   11,382          10,318
Less:  valuation allowance                              11,382          10,318
                                                      --------        --------
Ending balance, net                                   $   --          $   --
                                                      ========        ========


The ending balances of the deferred tax asset have also been fully reserved, reflecting the uncertainties as to realizability evidenced by SLT's historical results and the general market conditions being experienced.

Deferred tax assets (liabilities) are comprised of the following (in thousands of dollars):

                                                      1998             1997
                                                      ----             ----
Assets:
 Temporary differences, @40%
  Bad debts                                        $    160         $    166
  Building loss                                         415              217
  Deferred R&D costs                                  1,022              943
  Deferred revenues                                      90             --
  Inventoriable costs                                    37               40
  Inventory reserves                                    316              415
  Legal costs                                           308              278
  Relocation reserve                                    129              200
  Severance                                              11               48
  Warranty                                                9               12
  Misc. temporary differences                            42               53
Loss carryforwards @35%                               8,285            7,596
Carryforward & AMT credits                              956              906
                                                   --------         --------
Gross deferred tax assets                            11,780           10,874
                                                   --------         --------
Liabilities:
  Depreciation @ 40%                                   (398)            (556)
                                                   --------         --------
Gross deferred tax liabilities                         (398)            (556)
                                                   --------         --------
Net deferred tax asset                               11,382           10,318
Deferred net tax asset, valuation allowance         (11,382)         (10,318)
                                                   --------         --------
Net deferred tax asset, after valuation            $   --           $   --
                                                   ========         ========

The average federal and state income tax rate (net of federal benefit) used to value operating loss carryforwards is 35%, due principally to more stringent usage requirements for loss carryforwards in the Commonwealth of Pennsylvania.

Note 15
Related Party Transactions:

A partner in the firm which acts as primary legal counsel to SLT is also a director and stockholder of SLT. In 1998, 1997 and 1996, the firm's legal fees were approximately $58,000, $324,000 and $388,000 respectively.

In September 1995, SLT made an $82,000 equity investment, which represents an 11% interest, in the common stock of one of its international distributors. SLT accounts for this investment using the cost method. SLT's sales to the distributor were $23,000, $26,000 and $144,000 for the fiscal years ended January 3, 1999, December 28, 1997 and December 29, 1996, respectively. Accounts receivable from sales to the distributor were $7,000 and $69,000 at January 3, 1999 and December 28, 1997, respectively. SLT's Chief Executive Officer is a member of the distributor's Board of Directors.

During 1994, SLT entered into a License Agreement with Fuller Research Corporation for certain fiber delivery system technology. The principal stockholder of Fuller Research Corporation was a director and an executive officer of SLT until November 1996. The licensed technology was patented by Fuller Research Corporation before its principal stockholder became an executive of SLT. SLT paid $45,000 and $34,000 in royalties under the terms of the license agreement in 1997 and 1996 respectively. SLT terminated the license agreement effective February 28, 1998 (see Note 4).

During 1994, SLT entered into an Investment Agreement with Kontron Instruments Holding N.V. ("Kontron Instruments") under the terms of which Kontron Instruments Group made a $2.0 million equity investment in SLT, representing a 7% ownership position. Kontron Instruments Holding N.V. is the parent company of Kontron Instruments Group, a European medical instruments manufacturer, which operated as SLT's market development and distribution partner throughout most of Europe for a portion of fiscal 1997 and all of fiscal 1996. SLT's sales to Kontron Instruments Group were $53,000, $112,000 and $433,000 for the fiscal years ended January 3, 1999, December 28, 1997 and December 29, 1996, respectively. Accounts receivable from sales to Kontron Instruments Group were $31,000 and $23,000 at January 3, 1999 and December 28, 1997, respectively. A member of SLT's Board of Directors served as Chief Executive Officer of Kontron Instruments Holding, N.V. until December 1998.

Note 16
Business Segment and Geographic Data:

Effective January 3, 1999, SLT adopted Statement of Financial Accounting Standard No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 requires that a public business enterprise report financial and descriptive information about its reportable operating segments. SFAS 131 defines operating segments as "components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance".

SLT is engaged primarily in one business segment: the design, development, manufacture and marketing of laser products and other instruments for medical applications. SLT's customers are primarily hospitals and medical centers. For the years 1998, 1997, and 1996, SLT did not have material net sales to any one individual customer.

SLT reports net sales in the following categories (in thousands of dollars):

                                                  1998        1997        1996
                                                  ----        ----        ----

   Disposables and accessories                   $ 6,310     $ 6,651    $ 7,591
   Laser system sales, service and rental          3,083       4,042      3,383
   Other                                            --           972       --
                                                 -------     -------    -------
   Total net sales                               $ 9,393     $11,665    $10,974
                                                 =======     =======    =======

For the years 1998, 1997 and 1996, there were no material net sales attributed to an individual foreign country. Net sales by geographic areas are as follows (in thousands of dollars):

                                      1998          1997           1996
                                      ----          ----           ----
   Domestic                          $8,184        $9,822         $8,444
   Foreign                            1,209         1,843          2,530
                                     ------       -------        -------
   Total Net Sales                   $9,393       $11,665        $10,974
                                     ======       =======        =======

Note 17
Commitments and Contingencies:

As of January 3, 1999, SLT was a defendant in one pending lawsuit in which the lower court had granted SLT summary judgement, and in which the plaintiffs filed an appeal. In July 1998, an appellate court ruled entirely in SLT's favor on an issue concerning SLT's Contact Laser(TM) proprietary position, and remanded the other, sole remaining issue back to the lower court, finding triable issues of fact. Having gauged the costs of further litigation, SLT embarked in January 1999 on settlement discussions with the plaintiffs, and based on those discussions believes that a reasonable settlement can be achieved with the plaintiffs. SLT has accordingly made provision for a substantial part of the expenses it expects to incur in achieving settlement.

SLT leases office space and equipment under various non-cancelable operating leases. For fiscal 1998, 1997 and 1996, rental payments were $540,000, $564,000, and $540,000, respectively, and related primarily to facilities in Montgomeryville, Pennsylvania; Oaks, Pennsylvania; and Hebron, Kentucky. The Hebron facility was vacated in 1991 as a result of SLT's decision to consolidate and relocate manufacturing and warehousing activities to Pennsylvania and has subsequently been sublet (see Note 12). The Oaks, Pennsylvania facility lease expired in December 1996 and was not renewed. Future minimum rental payments under operating leases are as follows (in thousands of dollars):


                                  1999        2000        2001
                                  ----        ----        ----
   Minimum rental payments       $ 526       $ 420       $ 106
   Less:  Sublease payments       (108)        (72)       --
                                 -----       -----       -----
   Net rental payments           $ 418       $ 348       $ 106
                                 =====       =====       =====

SLT has severance agreements with certain key executives and employees which create certain liabilities in the event of their termination of employment without cause, or following a change in control of SLT. The aggregate commitment in fiscal 1999 under these executive severance agreements, should all covered executives and employees be terminated other than for cause, was approximately $686,000 at January 3, 1999. Should all covered executives be terminated following a change in control of SLT, the aggregate commitment under these executive severance agreements at January 3, 1999 was approximately $657,000.

Note 18
Quarterly Financial Data (Unaudited):

                                                          For the Quarter Ended
                                                     (In thousands, except per share)
----------------------------------------------   -------    -------    -------    -------
1998                                             March 29   June 28    Sept. 27    Jan. 3
----------------------------------------------   -------    -------    -------    -------
Net sales                                        $ 2,367    $ 2,284    $ 2,200    $ 2,542
Gross profit                                       1,326      1,246      1,186      1,169
Net loss (1)                                        (461)      (527)      (527)    (1,037)
Basic and diluted loss per share                 ($ 0.23)   ($ 0.27)   ($ 0.27)   ($ 0.52)
----------------------------------------------   -------    -------    -------    -------
 1997                                            March 30   June 29    Sept. 28   Dec. 28
----------------------------------------------   -------    -------    -------    -------
Net sales                                        $ 3,073    $ 2,904    $ 3,007    $ 2,681
Gross profit                                       1,728      1,631      1,910      1,624
Net income (loss) (2)                               (197)      (282)        47         51
Basic and diluted earnings (loss) per share      ($ 0.10)   ($ 0.14)   $  0.02    $  0.03
----------------------------------------------   -------    -------    -------    -------
1996                                             March 31   June 30    Sept. 29   Dec. 29
----------------------------------------------   -------    -------    -------    -------
Net sales                                        $ 2,765    $ 2,784    $ 2,416    $ 3,009
Gross profit                                       1,715      1,855      1,576      1,766
Net loss (3)                                        (820)      (941)    (2,483)      (264)
Basic and diluted loss per share                 ($ 0.42)   ($ 0.48)   ($ 1.26)   ($ 0.13)
==============================================   =======    =======    =======    =======

(1) Includes a non-recurring charge of $485,000 for the quarter ended January 3, 1999 (see Note 12).
(2) Includes a non-recurring credit of $177,000 for the quarter ended September 28, 1997 (see Note 12).
(3) Includes a non-recurring charge of $1,504,000 for the quarter ended September 29, 1996 (see Note 12).

For all periods presented, basic and diluted earnings (loss) per share has been computed under the guidelines of SFAS No. 128 (see Note 1) and has been restated for the effect of the January 8, 1999 one-for-five reverse Common Stock split (see Note 6). In each period, the inclusion of common stock equivalents in the calculation of diluted earnings (loss) per share had an antidilutive effect on the calculation. As a result, diluted earnings (loss) per share was equivalent to basic earnings (loss) per share for each period presented.

                                  SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

            COLUMN A                  COLUMN B         COLUMN C                        COLUMN D           COLUMN E
            --------                  --------         --------                        --------           --------
                                                       Additions Charged to
                                                       --------------------
                                  Balance at                                                            Balance at
                                  Beginning of      Cost and         Other                              End of
Description                       Period            Expenses         Accounts       Deductions (1)      Period
-----------                       ------------      --------         --------       --------------      --------------
                                                          (In thousands)

FOR THE YEAR ENDED
JANUARY 3, 1999

Reserve for Doubtful Accounts           $155              --             --               $17               $138
                                        ====             ====          ====              ====               ====

FOR THE YEAR ENDED
DECEMBER 28, 1997

Reserve for Doubtful Accounts           $116              $73            --               $34               $155
                                        ====             ====          ====              ====               ====

FOR THE YEAR ENDED
DECEMBER 29, 1996

Reserve for Doubtful
Accounts                                $118             $258            --              $260               $116
                                        ====             ====          ====              ====               ====

(1) Represents write-offs of specific accounts receivable.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

         Not applicable.

PART III

Item 10. Directors and Executive Officers of Registrant

Executive Officers

Certain information about the executive officers of Registrant as of March 15, 1999 is as follows:

Name                                         Age     Positions held with Registrant
----                                         ---     ------------------------------
W. Keith Stoneback                           45      President, Chief Executive Officer and Director

Michael R. Stewart                           41      Vice President, Finance, Chief Financial Officer, and Treasurer

Davis Woodward                               51      Vice President, Legal & Tax Affairs and Secretary


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

Directors

The names of the Directors, and certain information about them as of March 15, 1999, are set forth below.


Name of Director               Age                     Principal Occupation                       Director Since
----------------               ---                     --------------------                       --------------

Richard J. DePiano............. 57      Chairman and Chief Financial Officer of  Escalon                  1986
                                          Medical Corporation
Sheldon M. Bonovitz............ 61      Chairman and Partner, Duane, Morris & Heckscher LLP,              1985
                                          Counsel to Registrant
Jay L. Federman................ 61      Opthalmologist and attending Surgeon and Co-Director              1987
                                          Director of Research, Wills Eye Hospital and Chief of
                                          Opthalmology at Medical College of Pennsylvania
Vincenzo Morelli............... 44      Former Chief Executive of Kontron Instruments                     1995
                                          Holding, N.V. and presently pursuing other business
                                          and investment interests
W. Keith Stoneback............. 45      President and Chief Executive Officer of Registrant               1996

Directors will serve until the 1999 Annual Meeting and until the due election of their respective successors.

Except as set forth below, each of the nominees has been engaged in his principal occupation described above for the past five years. There are no family relationships among directors or officers of Registrant.

Richard J. DePiano has served as the Chairman of the Board of Directors of Registrant since July 1995. Since March 1997, Mr. DePiano has served as Chairman and Chief Executive Officer of Escalon Medical Corp., of which he is also a director. Mr. DePiano has been the Chief Executive Officer of The Sandhurst Company, L.P. and the Managing Director of The Sandhurst Venture Fund since 1986.

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

Sheldon M. Bonovitz has been a partner in the law firm of Duane, Morris & Heckscher LLP, Philadelphia, Pennsylvania, since 1969, where he also serves as Chairman and a member of the management committee. Mr. Bonovitz also serves as a director of Comcast Corporation.

Jay L. Federman, M.D. has been an attending surgeon at Wills Eye Hospital, Philadelphia, Pennsylvania, since 1980 and an ophthalmologist in private practice since 1968. Dr. Federman was a founder of SITE Microsurgical Systems, Inc. and serves as a director of Escalon Medical Corp and Chief of Opthalmology at the Medical College of Pennsylvania.

Vincenzo Morelli served as Chief Executive Officer of Kontron Instruments Holding N.V. from 1993 until December 1998. Mr. Morelli is presently pursuing other business and investment interests.

Item 11. Executive Compensation

Director Compensation

Each director of Registrant who is not an officer or employee of Registrant (an "Outside Director") receives an annual retainer of $15,000 and a fee of $500 for each committee meeting attended other than meetings held in conjunction with meetings of the Board of Directors.

Registrant also maintains the Second Amended and Restated Stock Option Plan for Outside Directors (the "Outside Director Plan"), pursuant to which: (a) on May 11, 1990, each Outside Director on such date received options to purchase 1,800 shares of Common Stock; (b) on May 11, 1990, each Outside Director who was a member of the Executive Committee on such date received options to purchase an additional 750 shares of Common Stock; (c) each Outside Director who had completed three years of service as an Outside Director on or before April 30, 1992 received options to purchase 900 shares of Common Stock on such date; (d) each Outside Director who had completed at least three years of service as an Outside Director on May 26, 1994 (the "1994 Grant Date") was granted options to purchase 9,000 shares, provided that if the Outside Director served as Chairman on the 1994 Grant Date, the option granted was for 12,000 shares; (e) each Outside Director who had not completed three years of service as an Outside Director on the 1994 Grant Date will, on the last trading day coinciding with or immediately following the completion of such three years of service, be granted options to purchase 6,000 shares, provided that if the Outside Director serves as Chairman throughout such three-year period, such option will be for 9,000 shares; (f) for each three years of service after the 1994 Grant Date since the most recent grant of options to an Outside Director, the Outside Director will be granted options to purchase 6,000 shares, provided that if the Outside Director served as Chairman throughout such three-year period, the option will be for 9,000 shares and
(g) each person who became an Outside Director after the 1994 Grant Date or hereafter becomes an Outside Director in the future received or will receive options to purchase 6,000 shares of Common Stock on the fifteenth day after election as an Outside Director, provided that if the Outside Director is elected to serve as Chairman, the option granted will be for 9,000 shares.

All such options are exercisable at 100% of the fair market value of the Common Stock on the date of grant and remain exercisable to the extent vested until the earliest to occur of the expiration of ten years from the date of grant, three years from cessation of service as a director due to disability, one year from cessation of service as a director due to death or three months from cessation of service as a director for any other reason. Options granted on May 11, 1990 were fully exercisable when granted. Options granted on the 1994 Grant Date were exercisable 3,000 shares on the date of grant, with the balance exercisable in three equal consecutive annual installments commencing one year from the 1994 Grant Date. All other options granted under the Outside Director Plan are or will be exercisable in three equal consecutive annual installments commencing one year from the date of grant. Notwithstanding the foregoing, all options granted under the Outside Director Plan become fully exercisable upon consummation of any business combination transaction involving the sale of all or substantially all of the assets of Registrant to, or the acquisition of shares of Registrant's Common Stock representing more than 50% of the votes which all stockholders of Registrant are entitled to cast by, any person not affiliated with Registrant, directly or indirectly, through one or more affiliates, or any other transaction or series of transactions having a similar effect.

An aggregate 77,000 shares of Common Stock are currently reserved for issuance under the Outside Director Plan, of which 1,800 shares have been issued and 69,600 shares are subject to outstanding options.

Executive Officer Compensation

The following table sets forth certain information with respect to compensation paid by Registrant during each of the three fiscal years ended January 3, 1999, December 28, 1997 and December 29, 1996 to the chief executive officers of Registrant and the other three executive officers of Registrant whose annual salary and bonus in 1998 exceeded $100,000.

                                            SUMMARY COMPENSATION TABLE

                                                                   Long-Term
                                                                   Compensation
                                            Annual                 ------------
                                            Compensation           Awards
                                            ------------           ------               All Other
Name & Principal Position          Year     Salary ($)             Options              Compensation
-------------------------          ----     ----------             -------              ------------
                                                                   (#)(1)                ($)(2)
                                                                   -------               ------
W. Keith Stoneback (3)             1998       $229,327                    -                4,905
President, Chief Executive         1997        225,000              10,000(4)             38,275(5)
      Officer and Director         1996        101,539              60,000                18,298(6)

Michael R. Stewart                 1998        153,932                   --                  643
Vice President Finance and Chief   1997        143,843               5,000(4)                643
    Financial Officer              1996        123,119              10,000(7)                643

Glenn H. Stahl (8)                 1998        132,500                   --               10,583(9)
Vice President Sales and           1997        122,500              15,000                   --
    Marketing                      1996          --                      --                  --

Davis Woodward                     1998        127,392                   --                1,285
Vice President, Legal &            1997        119,664               4,000(4)              1,285
    Tax Affairs                    1996        112,638               5,000(7)              1,285

------------

(1) Restated for the effect of the one-for-five reverse Common Stock split implemented on January 8, 1999.
(2) Except as noted in footnotes 5, 6 and 9, represents payments of premiums for certain supplementary life insurance coverage.
(3) Mr. Stoneback joined Registrant as President, Chief Executive Officer and a director in August 1996.
(4)  These options were granted in 1998 for services rendered in 1997.
(5) Includes $32,314 in moving and relocation payments made by Registrant to Mr. Stoneback pursuant to the terms of his Employment Agreement.
(6) Includes $18,054 in moving and relocation payments made by Registrant to Mr. Stoneback pursuant to the terms of his Employment Agreement.
(7)  These options were granted in 1997 for services rendered in 1996.
(8) Mr. Stahl served as Vice President, Sales and Marketing from January 1997 until December 1998.
(9)  Represents severance pay related to Mr. Stahl's termination in December
     1998.

The following table sets forth information with respect to options granted during the fiscal year ended January 3, 1999 to the persons named in the Summary Compensation Table above. All information presented in the following table is restated for the effect of the one-for-five reverse Common Stock split implemented on January 8, 1999.

                                           Option Grants in Last Fiscal Year


                                           % of Total                                Potential Realizable Value
                                           Options                                   at Assumed Annual Rates
                                           Granted to                                of Stock Price Appreciation
                                           Employees                                 for Option Term
                            Options        In Fiscal    Exercise                     ---------------------------
Name                        Granted(#)     Year         Price        Expiration Date            5%              10%
----                        ----------     ----         -----        ---------------            ---            ----
W. Keith Stoneback            10,000       23.1%        7.030        January 23, 2008         $44,211        $112,040
Michael R. Stewart             5,000       11.6%        7.030        January 23, 2008          22,106          56,020
Davis Woodward                 4,000        9.3%        7.030        January 23, 2008          17,685          44,816

The following table sets forth information with respect to options held at January 3, 1999 by the persons named in the Summary Compensation Table above. No options were exercised by such persons during the fiscal year ended January 3, 1999. No outstanding options were in the money at January 3, 1999. All information presented in the following table is restated for the effect of the one-for-five reverse Common Stock split implemented on January 8, 1999.


                          Fiscal Year-End Option Values

                                                      Number of Unexercised Options
                                                      at Fiscal Year End
                                               --------------------------- -----------------------
                                Name                          Exercisable           Unexercisable
                                ----                          -----------           -------------
              W. Keith Stoneback                                   40,000                  30,000
              Michael R. Stewart                                   21,673                  15,267
              Glenn H. Stahl                                        5,000                   --
              Davis Woodward                                       18,506                  10,934

Employment and Other Agreements

In August 1996, Registrant entered into an employment agreement with W. Keith Stoneback pursuant to which Mr. Stoneback will serve as Registrant's President and Chief Executive Officer through December 31, 1999 and, thereafter, for successive one-year terms absent at least three months' prior written notice of termination by either party. Mr. Stoneback's annual base salary under the agreement is $225,000, and his agreement provides that he will be eligible for a bonus of 50% of base salary pursuant to bonus programs developed by the Board of Directors based on objective criteria related to Registrant's results of operations. No bonus was paid for services under the 1998 bonus program. If Mr. Stoneback's employment is terminated by Registrant without cause during the initial or any renewal term of the agreement (other than following a change in control as described below), Mr. Stoneback will be entitled to severance benefits equal to continuation of his base salary, health, disability and life insurance for a one-year period and the right to exercise options which are not then exercisable but would have become exercisable on the next anniversary of the agreement. If Mr. Stoneback's employment is terminated without cause within three months following a change in control, Mr. Stoneback will be entitled to severance benefits equal to continuation of his base salary and his health, disability and life insurance for a period of eighteen months, subject to mitigation in the last six months of such period, and the right to exercise any options granted under the agreement which are not otherwise exercisable, which options will remain exercisable during the period in which he continues to receive the aforementioned severance benefits. Mr. Stoneback was also granted under the agreement options to purchase 60,000 shares, restated for the effect of the one-for-five reverse Common Stock split implemented on January 8, 1999, of Registrant's Common Stock, at the market price. Registrant provides long-term disability insurance equal to 60% of Mr. Stoneback's base salary, a $1 million life insurance policy and automobile, vacation and other insurance benefits as are available to Registrant's other senior executive officers. During the term of the agreement and for a period of one year thereafter, Mr. Stoneback is prohibited from competing with Registrant in any respect, interfering with Registrant's business relationships or soliciting business from Registrant's customers.

Effective January 1999, the Registrant terminated the employment of Mr. Stahl, Vice President of Sales and Marketing. Mr. Stahl received as severance benefits his base salary, health and disability insurance until January 29, 1999.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management

As of March 15, 1999, the following persons were known to Registrant to be the beneficial owners of more than 5% of Registrant's Common Stock:



                                                       Number of                    Percent
Name and Address                                       Shares                       of Class
----------------                                       ------                       --------
Steven T. Newby.....................................   180,000 (1)                  9.10%
6116 Executive Blvd.
Rockville, MD 20852

Kontron Instruments Holding N.V.....................   139,130                      7.03%
Julianaplein 22
Curacao, Netherlands Antilles


------------
(1) Information furnished by stockholder as of January 3, 1999

Security Ownership of Management

The following table sets forth the beneficial ownership of the Common Stock of Registrant as of March 15, 1999 by each director, each executive officer named in the Summary Compensation Table and by all directors and executive officers as a group. The persons named in the table below have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to community property laws where applicable and the information contained in the table and notes thereto.

                                                                  Shares Beneficially Owned
                                                                  ----------------------------
Name                                                                    Number          Percent
----                                                                    ------          -------

Richard J. DePiano................................................    62,450 (1)         3.11%
Jay L. Federman...................................................    60,539 (2)         3.04%
Sheldon M. Bonovitz...............................................    48,223 (3)         2.42%
W. Keith Stoneback................................................    47,333 (4)         2.34%
Michael R. Stewart................................................    28,558 (5)         1.42%
Davis Woodward....................................................    26,888 (6)         1.34%
Vincenzo Morelli..................................................    12,000 (7)           *
Glenn H. Stahl....................................................     5,000 (8)           *
All directors and executive officers as a group (7 persons).......   285,991 (9)        13.37%

------------
*  Less than one percent.

(1) Includes 29,450 shares which Mr. DePiano has the right to acquire under outstanding stock options exercisable within 60 days after March 15, 1999. Also includes 18,000 shares owned by Mr. DePiano's wife. Mr. DePiano disclaims beneficial ownership of such 18,000 shares.

(2) Includes 13,700 shares which Dr. Federman has the right to acquire under outstanding stock options exercisable within 60 days after March 15, 1999 and 2,499 shares owned by Dr. Federman's child. Dr. Federman disclaims beneficial ownership of such 2,499 shares.

(3) Includes 17,450 shares which Mr. Bonovitz has the right to acquire under outstanding stock options exercisable within 60 days after March 15, 1999, 5,005 shares owned by Mr. Bonovitz' wife and 5,846 shares owned by trusts of which Mr. Bonovitz is trustee for the benefit of Mr. Bonovitz' children. Mr. Bonovitz disclaims beneficial ownership of the 10,851 shares owned by his wife and such trusts. Also includes 5,823 shares owned by the Marital Trust Under the Will of Robert H. Fleisher, Deceased. Mr. Bonovitz is one of the four trustees of such trust and disclaims beneficial ownership of such 5,823 shares. Also includes 5,100 shares owned by a pension trust of which Mr. Bonovitz is the beneficiary.

(4) Includes 43,333 shares which Mr. Stoneback has the right to purchase under outstanding stock options exercisable within 60 days after March 15, 1999.

(5) Includes 27,272 shares which Mr. Stewart has the right to purchase under outstanding stock options exercisable within 60 days after March 15, 1999.

(6) Includes 22,106 shares which Mr. Woodward has the right to purchase under outstanding stock options exercisable within 60 days after March 15, 1999.

(7) Includes 3,000 shares held of record by Olive Branch Corp., a Liberian corporation controlled by members of Mr. Morelli's family. Mr. Morelli disclaims beneficial ownership of such shares. Also includes 8,000 shares which Mr. Morelli has the right to purchase under outstanding stock options exercisable within 60 days after March 15, 1999.

(8) Represents 5,000 shares which Mr. Stahl has the right to purchase under outstanding stock options exercisable within 60 days after March 15, 1999.

(9) Includes 161,311 shares which such persons have the right to purchase under stock options exercisable within 60 days after March 15, 1999.

Item 13. Certain Relationships and Related Transactions

Certain Transactions

Kontron Instruments Holding N.V., which owns more than 5% of Registrant's outstanding Common Stock, has affiliates that have served as Registrant's distributors throughout most of Europe. In March, 1997, Registrant and Kontron Instruments agreed to terminate the distribution agreement entered into in 1993, under which Kontron Instruments had been Registrant's distribution representative for most of Europe. Kontron Instruments has agreed to continue to represent Registrant in certain countries in Europe until successor distribution partners are identified by Registrant. During 1998, total sales by Registrant to such affiliates were $53,000. Vincenzo Morelli, a director of Registrant, served as the Chief Executive Officer of Kontron Instruments until December 1998.


PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.
(a)  1. Financial Statements                                                                      Page
                                                                                                  ----
Consolidated Balance Sheets at January 3, 1999 and December 29, 1997..............................23

Consolidated Statements of Operations for each of the three years in the period ended January 3, 1999...................................................................24

Consolidated Statements of Stockholders' Equity for each of the three years in the period ended January 3, 1999 ..................................................................25

Consolidated Statements of Cash Flows for each of the three years in the period ended January 3, 1999 ..................................................................26

Notes to Consolidated Financial Statements........................................................27
Report of Independent Public Accountants..........................................................22

2.   Financial Statement Schedules                                                                Page
                                                                                                  ----
Schedule II - Valuation and Qualifying Accounts for the three years in the period ended January 3, 1999..........................................................................44

Other schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the consolidated financial statements or notes thereto.

(b)  Reports on Form 8-K
     -------------------

No reports on Form 8-K were filed during the fourth quarter of the fiscal year ended January 3, 1999.

(c)  Exhibits
     --------

Exhibit Number        Description of Exhibit
--------------        ----------------------

3.1     Restated Certificate of Incorporation of Registrant as amended.

3.2     By-laws of Registrant, as amended, incorporated by reference to Exhibit
        3.2 filed with Registrant's Annual Report on Form 10-K for the fiscal year ended December 30, 1990 filed on March 29, 1991 (the "1990 Form 10-K").

10.1 Lease dated September 12, 1991 between Registrant and SLT Properties, Inc., incorporated by reference to Exhibit 10.1 filed with Registrant's Annual Report on Form 10-K for the fiscal year ended December 29, 1991 filed on March 30, 1992 (the "1991 Form 10-K").

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

10.9 Employment Agreement dated March 1, 1987 between Registrant and Norio Daikuzono, incorporated by reference to Exhibit 10.22 filed with the Form S-1, as amended by Settlement Agreement and Limited Mutual Release dated November 7, 1997 incorporated by reference to Exhibit 10.9 filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended December 28, 1997, filed on March 25, 1998 ("the 1997 Form 10-K").

10.10 Agreement of Sale dated November 25, 1998, between Lenfest Oaks, Inc. (an affiliate of Suburban Cable TV Co. Inc.) and SLT Properties, Inc.

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

10.15 Amended and Restated Loan Agreement dated December 1, 1992 among Registrant, Meridian Bank, SLT Properties, Inc., SLT Technology, Inc., Diversified Properties-Equity Group, Inc. and Surgical Laser Technologies Development, Inc., incorporated by reference to Exhibit
        10.20 filed with Registrant's Annual Report on Form 10-K for the fiscal year ended January 3, 1993 filed on April 19, 1993 (the "1992 Form 10-K"); as amended pursuant to a First Amendment thereto dated July 26, 1993, incorporated by reference to Exhibit 10.15 filed with Registrant's Annual Report on Form 10-K for the fiscal year ended January 2, 1994 filed on April 1, 1994 (the "1993 Form 10-K"); as amended pursuant to a Second Amendment thereto dated January 19, 1995, incorporated by reference to Exhibit 10.15 filed with Registrant's Annual Report on Form 10-K for the fiscal year ended January 1, 1995 filed on April 3, 1995 (the "1994 Form 10-K"); as amended pursuant to a Third Amendment thereto dated December 20, 1995 and as amended pursuant to a Letter Agreement accepted March 14, 1996 filed with Registrant's 1995 Form 10-K/A; as amended by Letter Agreement dated November 5, 1997 from CoreStates Bank (successor to Meridian Bank) to Registrant, incorporated by reference to
        Exhibit 10.15 filed with Registrant's 1997 Form 10-K; and as further amended by Letter Agreement dated March 17, 1999 from First Union Corporation (successor to CoreStates Bank) to Registrant.

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

10.40 Investment Agreement dated December 8, 1994 between Registrant and Kontron Instruments Holding N.V., incorporated by reference to Exhibit
        10.42 filed with Registrant's 1994 Form 10-K.

10.41 Amendment to Confidentiality and Non-Compete Agreement dated April 28, 1994 between Registrant and Terry A. Fuller, amending Confidentiality and Non-Compete Agreement dated June 6, 1990, incorporated by reference to Exhibit 10.43 filed with Registrant's 1994 Form 10-K, as amended pursuant to Severance Agreement dated November 5, 1996, between Registrant and Dr. Fuller, incorporated by reference to Exhibit 10.3 filed with Registrant's Third Quarter 1996 Form 10-Q, and as further amended pursuant to Addendum dated December 20, 1996, between Registrant and Dr. Fuller, incorporated by reference to Exhibit 10.43 filed with Registrant's 1996 Form 10-K/A.

10.42 Guaranty dated December 29, 1994 from Registrant to KCI Financial Services, Inc., incorporated by reference to Exhibit 10.44 filed with Registrant's 1994 Form 10-K.

10.43 Negative Pledge Agreement dated January 19, 1995 between Registrant and Meridian Bank, incorporated by reference to Exhibit 10.45 filed with Registrant's 1994 Form 10-K.

10.44 International Facilities Agreement dated January 19, 1995 between Registrant and Meridian Bank, incorporated by reference to Exhibit 10.46 filed with Registrant's 1994 Form 10-K.

10.45 $629,430.53 Standby Letter of Credit dated as of January 1, 1995 issued by Meridian Bank to Montgomery County Industrial Development Corporation for the account of Registrant, incorporated by reference to Exhibit
        10.47 filed with Registrant's 1994 Form 10-K, as amended by an Amendment dated December 22, 1995 reducing the amount of the Letter of Credit to $575,607, incorporated by reference to Exhibit 10.47 filed with Registrant's 1995 Form 10-K/A, as amended by an Amendment dated December 24, 1997 incorporated by reference to Exhibit 10.47 filed with Registrant's 1997 form 10-K; as further amended by Amendment dated December 28, 1998.

10.46 Sublease Agreement dated March 21, 1996 among Registrant; SLT Properties, Inc.; and Suburban Cable TV Co. Inc., incorporated by reference to Exhibit 10.48 filed with Registrant's Second Quarter 1996 Form 10-Q.

10.47 Subordination, Non-Disturbance and Attornment Agreement dated April 30, 1996, and delivered May 13, 1996, among Registrant; SLT Properties, Inc.; Suburban Cable TV Co. Inc.; and American United Life Insurance Company, incorporated by reference to Exhibit 10.50 filed with Registrant's Second Quarter 1996 Form 10-Q.

10.48 Non-Disturbance, Subordination and Attornment Agreement dated August 1, 1996, among Montgomery County Industrial Development Corporation; SLT Properties, Inc., Registrant; and Suburban Cable TV Co. Inc., incorporated by reference to Exhibit 10.6 filed with Registrant's Third Quarter 1996 Form 10-Q.

10.49 Non-Disturbance, Subordination and Attornment Agreement dated October 22, 1996 among Pennsylvania Industrial Development Authority; SLT Properties, Inc.; Registrant; and Suburban Cable TV Co. Inc., incorporated by reference to Exhibit 10.51 filed with Registrant's 1996 Form 10-K/A.

21 Subsidiaries of Registrant, incorporated by reference to Exhibit 22 filed with Registrant's 1993 Form 10-K.

23      Consents of Arthur Andersen LLP.

27      Financial Data Schedule, January 3, 1999.

* This exhibit represents a management contract or compensatory plan or arrangement.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: March 29, 1999                       SURGICAL LASER TECHNOLOGIES, INC.

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

Signatures                    Title                                              Date
----------                    -----                                              ----

/s/ W. Keith Stoneback        President, Chief Executive Officer and             March 29, 1999
-----------------------       Director (principal executive officer)
W. Keith Stoneback

/s/ Michael R. Stewart        Vice President, Chief Financial Officer, and       March 29, 1999
-----------------------       Treasurer (principal financial
Michael R. Stewart            and accounting officer)

/s/ Richard J. DePiano        Chairman of the Board and                          March 29, 1999
-----------------------       Director
Richard J. DePiano

/s/ Sheldon M. Bonovitz       Director                                           March 29, 1999
-----------------------
Sheldon M. Bonovitz

/s/ Jay L Federman            Director                                           March 29, 1999
-----------------------
Jay L. Federman

/s/ Vincenzo Morelli          Director                                           March 29, 1999
-----------------------
Vincenzo Morelli