Form 10-Q
period 1999-04-04
SURGICAL LASER TECHNOLOGIES INC /DE/
filed 1999-05-07
CIK 854099

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 4, 1999

                                       OR

(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                 For the transition period from _______to_______

                         Commission file number: 0-17919

                        SURGICAL LASER TECHNOLOGIES, INC.
               ---------------------------------------------------
             (Exact name of registrant as specified in its charter)


              Delaware                             31-1093148
     ------------------------------            ------------------
    (State or other jurisdiction of             (I.R.S. Employer
     incorporation or organization)            Identification No.)


                               147 Keystone Drive
                           Montgomeryville, PA 18936
                    ---------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (215) 619-3600
               --------------------------------------------------
              (Registrant's telephone number, including area code)


          --------------------------------------------------------------
         (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days
Yes (X) No ( )


           On May 4, 1999 the registrant had outstanding 1,977,878 shares of Common Stock, $.0l par value.

                                     Page 1
                           Exhibit Index is on Page 10

                        SURGICAL LASER TECHNOLOGIES, INC.
                                AND SUBSIDIARIES



                                      INDEX



PART I. FINANCIAL INFORMATION:                                              PAGE

     ITEM 1.      Financial Statements:

     a.  Condensed Consolidated Balance Sheets,                                3
         April 4, 1999 (unaudited) and January 3, 1999

     b.  Condensed Consolidated Statements of Operations (unaudited) for the
         quarters ended April 4, 1999 and  March 29, 1998                      4

     c.  Condensed Consolidated Statements of Cash Flows (unaudited) for the
         quarters ended April 4, 1999 and March 29, 1998                       5

     d.  Notes to Condensed Consolidated Financial Statements (unaudited)    6-7

     ITEM 2.    Management's Discussion and Analysis of
                Financial Condition and Results of Operations               8-10

PART II.  OTHER INFORMATION:

     ITEM 1. Legal Proceedings                                                10
     ITEM 6. Exhibits and Reports on Form 8-K                                 10
     SIGNATURES                                                               11
     EXHIBITS:
     EXHIBIT 27.1 - Financial Data Schedule, April 4, 1999                    12

                          PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                        SURGICAL LASER TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except par value)

                                                                                 April 4, 1999    Jan. 3, 1999
ASSETS                                                                             (Unaudited)
Current assets:
  Cash and cash equivalents (including restricted amount of $100)                   $  2,081       $  2,938
  Short-term investments                                                               3,325          3,085
  Accounts receivable, net of allowance for doubtful accounts of $152 and $138         1,766          1,437
  Inventories                                                                          2,476          2,540
  Other                                                                                  430            437
                                                                                    --------       --------
   Total current assets                                                               10,078         10,437

Property and equipment, net                                                            1,053          1,191
Property held for sale, net                                                            4,288          4,339
Patents and licensed technology, net                                                     531            544
Other assets                                                                             156            137
                                                                                    --------       --------
   Total assets                                                                     $ 16,106       $ 16,648
                                                                                    ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt                                                 $  2,174       $  2,196
  Accounts payable                                                                       741            763
  Accrued liabilities                                                                  1,018          1,130
                                                                                    --------       --------
   Total current liabilities                                                           3,933          4,089
                                                                                    --------       --------

Long-term debt                                                                         3,854          3,965

Stockholders' equity:
   Common stock, $.01 par value, 30,000 shares authorized, 1,978 shares
    issued and outstanding                                                                20             20
   Additional paid-in capital                                                         33,033         33,033
   Accumulated deficit                                                               (24,715)       (24,438)
   Deferred compensation                                                                 (19)           (21)
                                                                                    --------       --------
   Total stockholders' equity                                                          8,319          8,594
                                                                                    --------       --------
   Total liabilities and stockholders' equity                                       $ 16,106       $ 16,648
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

                        SURGICAL LASER TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (In thousands, except per share data)

                                                    For the Quarter Ended:
                                              April 4, 1999     March 29, 1998

Net sales                                       $ 2,262            $ 2,367
Cost of sales                                       971              1,041
                                                -------            -------
Gross profit                                      1,291              1,326
                                                -------            -------

Operating expenses:
  Selling, general and administrative             1,371              1,535
  Product development                               228                278
                                                -------            -------
                                                  1,599              1,813
                                                -------            -------

Operating loss                                     (308)              (487)

Interest expense                                    139                154
Interest income                                     (72)               (85)
Other income                                        (98)               (98)
                                                -------            -------
Loss before income taxes                           (277)              (458)
Provision for income taxes                         --                    3
                                                -------            -------
Net loss                                        ($  277)           ($  461)
                                                =======            =======

Basic and diluted loss per share                ($ 0.14)           ($ 0.23)
                                                =======            =======

Shares used in calculating basic and
  diluted loss per share                          1,978              1,978
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

                        SURGICAL LASER TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (In thousands)

                                                                                   For the Quarter Ended:
                                                                                April 4, 1999  March 29, 1998
Cash Flows From Operating Activities:
  Net loss                                                                        ($  277)      ($  461)
  Adjustments  to  reconcile  net loss to net cash  (used  in)  provided  by operating activities:
     Depreciation and amortization                                                    285           265
     Imputed interest                                                                  (5)           (7)
     Provision for bad debts                                                           14          --
     (Increase) decrease in assets:
      Accounts receivable                                                            (343)          264
      Inventories                                                                      68            61
      Other current assets                                                              7            44
      Other assets                                                                    (19)           45
     Increase (decrease) in liabilities:
      Accounts payable                                                                (22)          201
      Accrued liabilities                                                            (107)          (63)
                                                                                  -------       -------
        Net cash (used in) provided by operating activities                          (399)          349
                                                                                  -------       -------

Cash Flows From Investing Activities:
  Purchases of short-term investments                                                (240)         (314)
  Purchases of property and equipment                                                 (71)          (34)
  Patent costs                                                                        (13)          (42)
  Purchase of marketing agreement                                                    --             (30)
                                                                                  -------       -------
        Net cash used in investing activities                                        (324)         (420)
                                                                                  -------       -------

Cash Flows From Financing Activities:
  Payments on long-term debt                                                         (134)         (121)
                                                                                  -------       -------
        Net cash used in financing activities                                        (134)         (121)
                                                                                  -------       -------

Net decrease in cash and cash equivalents                                            (857)         (192)

Cash and Cash Equivalents, Beginning of Period                                      2,938         1,555
                                                                                  =======       =======

Cash and Cash Equivalents, End of Period                                          $ 2,081       $ 1,363
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

                        SURGICAL LASER TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Summary Financial Information and Results of Operations:

In the opinion of Surgical Laser Technologies, Inc. and Subsidiaries (the "Company" or "SLT"), the accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles and with the regulations of the Securities and Exchange Commission and contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented.

      Interim Financial Information:

While the Company believes that the disclosures presented are adequate to prevent misleading information, it is suggested that the unaudited condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes included in the Company's Form 10-K report for the fiscal year ended January 3, 1999, as filed with the Securities and Exchange Commission. Interim results for the quarter ended April 4, 1999 are not necessarily indicative of the results to be expected for the full year.


2. Supplemental Cash Flow Information:

There were no material income taxes paid for the quarters ended April 4, 1999 and March 29, 1998. Interest paid for the quarters ended April 4, 1999 and March 29, 1998 was $139,000 and $154,000, respectively.

3. Basic and Diluted Loss Per Share:

Basic and diluted loss per share have been computed under the guidelines of Statement of Financial Accounting Standards No. 128 "Earnings per Share" ("SFAS No. 128"). The Company had common stock options and common stock warrants outstanding of 377,000 and 461,000 at April 4, 1999 and March 29, 1998, respectively. The Company also had subordinated debt convertible into 72,000 shares of common stock at April 4, 1999 and March 29, 1998. Due to the Company's net loss for the quarters ended April 4, 1999 and March 29, 1998, the inclusion of these common share equivalents would have had an anti-dilutive effect when calculating diluted earnings per share under SFAS No. 128 and, as a result, diluted earnings per share was equivalent to basic earnings per share for those periods.


4. Bank Borrowings:

At April 4, 1999, the Company had a $2,535,000 line of credit agreement with a bank, which included a $535,000 sub-line for letters of credit. Under its sub-line, the Company issued a letter of credit in the amount of $389,000 which replaced the letter of credit issued in 1997 of $453,000 in favor of the Montgomery County Industrial Development Corporation ("MCIDC") under the terms of the Mortgage and Security Agreement for the Company's property in Oaks, Pennsylvania. Additionally, the Company has an outstanding letter of credit for $17,510 to its lessor in compliance with the lease agreement for the Montgomeryville, Pennsylvania facility. Other than for these letters of credit, there were no borrowings under the line during the quarter ended or at April 4, 1999. Borrowings on the line are secured by the Company's accounts receivable and inventories and bear interest at the bank's prime rate plus 1/2%. The line expires on May 31, 1999. The Company's line of credit agreement prohibits the declaration or payment of any dividends or distributions on any of its capital stock without the prior written consent of the bank at any time there are outstanding obligations to the bank. The line is subject to the Company maintaining certain financial covenants, as defined, with which the Company was in compliance at April 4, 1999.


5. Income Taxes:

No income tax provision was made for the quarter ended April 4, 1999 due to the net loss incurred. The tax provision for the quarter ended March 29, 1998 was for state income taxes.


6. Business Segment and Geographic Data:

Effective January 3, 1999, SLT adopted Statement of Financial Accounting Standard No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS No. 131 requires that a public business enterprise report financial and descriptive information about its reportable operating segments. SFAS No. 131 defines operating segments as "components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance".

SLT is engaged primarily in one business segment: the design, development, manufacture and marketing of laser products and other instruments for medical applications. SLT's customers are primarily hospitals and medical centers. For the quarters ended April 4, 1999 and March 29, 1998, SLT did not have material net sales to any one individual customer.

SLT reported net sales in the following categories (in thousands of dollars):


                                                                   For the Quarter Ended:
                                                            April 4, 1999          March 29, 1998
                                                            -------------          --------------
     Disposables and accessories                              $1,596                  $1,698
     Laser system sales, service and rental                      666                     669
                                                              ------                  ------
     Total net sales                                          $2,262                  $2,367
                                                              ======                  ======


For the quarters ended April 4, 1999 and March 29, 1998, there were no material net sales attributed to an individual foreign country. Net sales by geographic area were as follows (in thousands of dollars)

                                                For the Quarter Ended:
                                          April 4, 1999          March 29, 1998
                                          -------------          --------------
     Domestic                                 $2,068                  $1,923
     Foreign                                     194                     444
                                              ------                  ------
                                              $2,262                  $2,367
                                              ======                  ======

7. Inventories:

Inventories at April 4, 1999 and January 3, 1999 were as follows (in thousands of dollars)

                                           April 4, 1999         January 3, 1999
                                           -------------         ---------------
     Raw material and work-in-process         $1,647                  $1,691
     Finished goods                              829                     849
                                              ------                  ------
                                              $2,476                  $2,540
                                              ======                  ======

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Historically the Company has generated its net sales from positioning its technology and products across a wide range of surgical specialties. In an effort to attain more significant growth in sales, the Company redefined its strategy for growth during 1997 to include a specific focus in the surgical specialties of Otolaryngology and Head and Neck surgery and Neurosurgery (ENT and Neurosurgery). In conjunction with this focused strategy, the Company has entered and will continue to seek to enter into relationships with other companies to expand the use of the Company's products in surgical specialties other than ENT and Neurosurgery, and has sought and will continue to seek to utilize its strengths in supplying other companies with products that draw on the Company's expertise and competencies. While refocusing its strategy in ENT and Neurosurgery, the Company will take these other actions in an effort to enhance sales and to promote continued utilization of its products and services in those other surgical specialties.

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

Net sales for the quarter ended April 4, 1999 of $2,262,000 decreased $105,000 or 4% from the comparable period in 1998. Net sales of disposables and related accessories declined $102,000 or 6% in the first quarter of 1999 from the first quarter of 1998 due to the lower level of Contact Laser Delivery System sales primarily within the urology market, which were offset, in part, by increases in sales within the ENT and Neurosurgery markets where the Company is currently concentrating its sales efforts.

Net sales of Nd:YAG laser systems, service and rentals of $666,000 in the first quarter of 1999 was relatively consistent with the comparable net sales of $669,000 in the first quarter of 1998.

Gross profits of $1,291,000 for the quarter ended April 4, 1999 decreased $35,000 or 3% from the first quarter of 1998. As a percentage of net sales, gross profit was relatively consistent for the quarters ended April 4, 1999 and March 29, 1998 at 57% and 56%, respectively.

Operating expenses for the first quarter of 1999 of $1,599,000 decreased by $214,000 or 12% from the first quarter of 1998. This decrease was due primarily to personnel and other expense reductions mainly within the sales and marketing departments for the purpose of bringing expenses more in line with the sales revenue being generated.

Selling, general and administrative expenses of $1,371,000 in the first quarter of 1999 decreased $164,000 or 11% from the comparable prior year period. Reductions in personnel and associated expenses within sales and marketing accounted for the majority of the reduced spending level.

Product development expenses of $228,000 in the first quarter of 1999 were $50,000 or 18% lower than the same period in 1998. The lower level of spending was principally due to a decrease in laser system development consulting charges.

Other income primarily consisted of facility related income and expense items. Other income was $98,000 for the quarters ended April 4, 1999 and March 29, 1998.

Net interest expense for the first quarter of 1999 of $67,000 was relatively consistent with the net interest expense of $69,000 in the first quarter of 1998.

Liquidity and Capital Resources

The Company had cash, cash equivalents and short-term investments of $5,406,000 at April 4, 1999, of which $100,000 was restricted. In addition, the Company currently has a $2,535,000 credit facility with a bank. The facility includes a sub-line for letters of credit of $535,000. Other than for the letter of credit issued in the amount of $389,000 in favor of the Montgomery County Industrial Development Corporation ("MCIDC") as a condition of the Mortgage and Security Agreement for the Company's property in Oaks, Pennsylvania, and one other minor letter of credit, there were no borrowings outstanding under the line of credit. Borrowings under the line are secured by the Company's accounts receivable and inventories. The line is subject to the Company maintaining certain financial covenants, as defined, with which the Company was in compliance at April 4, 1999. This facility expires on May 31, 1999.

Net cash used in operating activities was $399,000 in the first quarter of 1999 compared to cash provided by operating activities of $349,000 in the comparable period in 1998. The comparative decrease in the net loss was more than offset by a comparatively higher change in the level of accounts receivable due to the timing of sales, other assets and liability payments.

Net cash used in investing activities was $324,000 in the first quarter of 1999, compared to cash used in investing activities of $420,000 in the first quarter of 1998. The comparable decrease in cash used in investing activities was due principally to the lower purchase amount of short-term investments in the first quarter of 1999 as compared to the first quarter of 1998.

Net cash used in financing activities was $134,000 and $121,000 in the first quarter of 1999 and 1998, respectively.

Management believes the Company's current cash position and available line of credit will be sufficient to fund operations and meet commitments for long-term debt, other commitments and contingencies and capital expenditures.

Management believes that inflation has not had a material effect on operations for the periods presented.

The Company has analyzed its information technology systems for the "Year 2000" compliance issues. Management believes that the "Year 2000" issue related to the Company's hardware and software programs are not likely to result in any material adverse disruptions in the Company's computer systems or its internal business operations. The Company has purchased the latest version of its operating software package to provide remediation for the "Year 2000" issue. The cost of this new software was $8,000, and testing and implementation is to be completed by the third quarter of 1999.

The Company has analyzed and determined that the "Year 2000" issue related to its non-information technology, such as its telephone and security system, are not likely to result in any material disruption of its business operations.

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

Even assuming that all material third parties confirm that they are or expect to be "Year 2000" compliant by December 31, 1999, it is not possible to state with certainty that such parties will be so compliant, or that the operations of such third parties will not be materially impacted by other parties with whom they themselves have a material relationship, and who fail to timely become "Year 2000" compliant. Consequently, it is not possible to predict whether or to what extent the "Year 2000" issues may have an adverse material impact on the Company as a result of the impact of this issue on the operations of the third parties with whom the Company has a material relationship. For example, the failure to be "Year 2000" compliant by a bank with whom the Company has a material banking relationship could cause significant disruption in the Company's ability to make payments, deposit funds and make investments, which could have a material adverse effect on the Company's financial condition.

The Company has not established a contingency plan in case of failure of its information technology systems since it expects to have its new software system in place by the third quarter of 1999. The Company will continually monitor its relationships with banks, service providers and suppliers to ensure they expect to be "Year 2000" compliant. If the Company learns that one of these third parties will not be "Year 2000" compliant, the Company's contingency plan would include replacing such third party.

Risk Factors

For information regarding certain risk factors that could cause actual results to differ materially from those suggested in forward-looking statements contained herein or otherwise made from time to time by the Company, reference is made to the Company's Form 10-K, Item 7, "Risk Factors," for the fiscal year ended January 3, 1999, which is incorporated herein by reference. The risk factors described in such report continue to be applicable at April 4, 1999.

PART II.  OTHER INFORMATION

ITEM 1.   Legal Proceedings

For information regarding certain pending legal matters, reference is made to the Company's Form 10-K, Item 3, for the fiscal year ended January 3, 1999.

On April 29, 1999, the Company entered a Settlement and Release Agreement with Trimedyne, Inc. and Royice Everett, MD. Trimedyne had brought a patent infringement action against the Company in January 1995. After a series of summary judgments in the Company's favor and an appeal by Trimedyne, the appellate court affirmed the trial court's grant of summary judgment that the Company's contact probes do not infringe any Trimedyne patents. The only issue remaining in the case was whether a single SLT product, the SFB 1.0 Probe, infringed a single Trimedyne patent, the 5,380,317 patent.

Given that the SFB Probe is used primarily in urological applications and the Company's sales in urology have been declining, the Company determined to settle the suit rather than incur prohibitive costs of litigation that would not be matched by the benefits from the action, even if concluded successfully. The settlement provides, among its other terms, for a mutual release of claims, a license to the Company in five of Trimedyne's patents, a covenant by Trimedyne not to sue the Company over the SFB Probe, an immaterial payment by the Company and a royalty going forward on Company sales of the SFB Probe. While the Company does not admit infringement of the `317 patent, it has acknowledged its validity.

ITEM 6. Exhibits and Reports on Form 8-K

a. Exhibits: Exhibit 27.1 - Financial Data Schedule, April 4, 1999

b. Reports on Form 8-K: none

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       SURGICAL LASER TECHNOLOGIES, INC.


Date: May 5, 1999                      By /s/ Michael R. Stewart
                                          ------------------------------

                                          Michael R. Stewart
                                          Vice President, Finance and
                                          Chief Financial Officer

                                          Signing of behalf of the
                                          Registrant and as principal
                                          financial officer.