Form 10-Q
period 1999-07-04
SURGICAL LASER TECHNOLOGIES INC /DE/
filed 1999-08-16
CIK 854099

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended July 4, 1999

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the transition period from _______to _______

                         Commission file number: 0-17919

                        SURGICAL LASER TECHNOLOGIES, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Delaware                                               31-1093148
 ------------------------------                               ---------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)


                               147 Keystone Drive
                            Montgomeryville, PA 18936
                     --------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

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


        On August 4, 1999 the registrant had outstanding 1,977,965 shares of Common Stock, $.0l par value.

                        SURGICAL LASER TECHNOLOGIES, INC.
                                AND SUBSIDIARIES



                                      INDEX



PART I. FINANCIAL INFORMATION:                                             PAGE

     ITEM 1. Financial Statements:

     a.   Condensed Consolidated Balance Sheets,
          July 4, 1999 (unaudited) and January 3, 1999                       3

     b.   Condensed Consolidated Statements of Operations
          (unaudited) for the quarters ended July 4, 1999 and
          June 28, 1998                                                      4

     c.   Condensed Consolidated Statements of Operations
          (unaudited) for the six months ended July 4, 1999 and
          June 28, 1998                                                      5

     d.   Condensed Consolidated Statements of Cash Flows
          (unaudited) for the six months ended July 4, 1999 and
          June 28, 1998                                                      6

     e.   Notes to Condensed Consolidated Financial Statements
          (unaudited)                                                        7

     ITEM 2.    Management's Discussion and Analysis of
                Financial Condition and Results of Operations                9

PART II.  OTHER INFORMATION:

     ITEM 4. Submission of Matters to a Vote of Security Holders            12
     ITEM 5. Other Information                                              12
     ITEM 6. Exhibits and Reports on Form 8-K                               13

                       PART I.    FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                        SURGICAL LASER TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except par value)

                                                                                  July 4, 1999  Jan. 3, 1999

ASSETS                                                                             (Unaudited)
Current Assets:
  Cash and cash equivalents (including restricted amounts of $45 and $100)          $  2,428       $  2,938
  Short-term investments                                                               3,091          3,085
  Accounts receivable, net of allowance for doubtful accounts of $524 and $138         1,165          1,437
  Inventories                                                                          1,787          2,540
  Other                                                                                   98            437
                                                                                    --------       --------
   Total current assets                                                                8,569         10,437

Property and equipment, net                                                              826          1,191
Property held for sale, net                                                             --            4,339
Patents and licensed technology, net                                                     515            544
Other assets                                                                             116            137
                                                                                    --------       --------
   Total Assets                                                                     $ 10,026       $ 16,648
                                                                                    ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt                                                 $  1,883       $  2,196
  Accounts payable                                                                       462            763
  Accrued liabilities                                                                    995          1,130
                                                                                    --------       --------
   Total current liabilities                                                           3,340          4,089
                                                                                    --------       --------

Long-term debt                                                                            79          3,965

Stockholders' equity:
  Common stock, $.01 par value, 30,000 shares authorized,
    1,978 shares issued and outstanding                                                   20             20
  Additional paid-in capital                                                          33,033         33,033
  Accumulated deficit                                                                (26,430)       (24,438)
  Deferred compensation                                                                  (16)           (21)
                                                                                    --------       --------
   Total stockholders' equity                                                          6,607          8,594
                                                                                    --------       --------
   Total Liabilities and Stockholders' Equity                                       $ 10,026       $ 16,648
                                                                                    ========       ========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                        SURGICAL LASER TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (In thousands, except per share data)


                                                                 For the Quarter Ended:
                                                              July 4, 1999  June 28, 1998

Net sales                                                        $ 1,970       $ 2,284
Cost of sales                                                        884         1,038
                                                                 -------       -------
Gross profit                                                       1,086         1,246
                                                                 -------       -------

Operating expenses:
  Selling, general and administrative                              1,175         1,496
  Product development                                                229           339
  Non-recurring charges                                            1,440          --
                                                                 -------       -------
                                                                   2,844         1,835
                                                                 -------       -------

Operating loss                                                    (1,758)         (589)

Interest expense                                                     134           150
Interest income                                                      (81)          (87)
Other income                                                         (96)         (125)
                                                                 -------       -------
Loss before income taxes                                          (1,715)         (527)
Provision for income taxes                                          --            --
                                                                 -------       -------
Net loss                                                         ($1,715)      ($  527)
                                                                 =======       =======

Basic and diluted loss per share                                 ($ 0.87)      ($ 0.27)
                                                                 =======       =======

Shares used in calculating basic and diluted loss per share        1,978         1,978
                                                                 =======       =======


The accompanying notes are an integral part of these condensed consolidated financial statements.

                        SURGICAL LASER TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (In thousands, except per share data)


                                            For the Six Months Ended:
                                        July 4, 1999       June 28, 1998

Net sales                                  $ 4,232             $ 4,651
Cost of sales                                1,855               2,079
                                           -------             -------
Gross profit                                 2,377               2,572
                                           -------             -------

Operating expenses:
  Selling, general and administrative        2,546               3,031
  Product development                          457                 617
  Non-recurring charges                      1,440                --
                                           -------             -------
                                             4,443               3,648
                                           -------             -------

Operating loss                              (2,066)             (1,076)

Interest expense                               273                 304
Interest income                               (153)               (172)
Other income                                  (194)               (223)
                                           -------             -------
Loss before income taxes                    (1,992)               (985)
Provision for income taxes                    --                     3
                                           -------             -------
Net loss                                   ($1,992)            ($  988)
                                           =======             =======

Basic and diluted loss per share           ($ 1.01)            ($ 0.50)
                                           =======             =======

Shares used in calculating basic and
  diluted loss per share                     1,978               1,978
                                           =======             =======


The accompanying notes are an integral part of these condensed consolidated financial statements.

                        SURGICAL LASER TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (In thousands)

                                                                         For the Six Months Ended:
                                                                        July 4, 1999  June 28, 1998
Cash Flows From Operating Activities:
  Net loss                                                                 ($1,992)      ($  988)
  Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
     Depreciation and amortization                                             562           547
     Imputed interest                                                           (8)          (14)
     Provision for bad debt                                                     60          --
     Non-recurring charges                                                   1,440          --
     (Increase) decrease in assets:
      Accounts receivable                                                     (160)          475
      Inventories                                                              176            68
      Other current assets                                                      49            72
      Other assets                                                             (16)           45
     Increase (decrease) in liabilities:
      Accounts payable                                                        (301)          321
      Accrued liabilities                                                     (308)         (253)
                                                                           -------       -------
        Net cash (used in) provided by operating activities                   (498)          273
                                                                           -------       -------

Cash Flows From Investing Activities:
  Purchase of short-term investments, net                                       (6)         (124)
  Additions to property and equipment                                          (28)          (53)
  Sale of property held for sale                                             4,237          --
  Patent costs                                                                 (16)          (63)
  Purchase of marketing agreement                                             --             (30)
                                                                           -------       -------
        Net cash provided by (used in) investing activities                  4,187          (270)
                                                                           -------       -------

Cash Flows From Financing Activities:
  Payments on long-term debt                                                  (277)         (246)
  Reduction in long-term debt on property held for sale                     (3,922)         --
                                                                           -------       -------
        Net cash used in financing activities                               (4,199)         (246)
                                                                           -------       -------

Net decrease in cash and cash equivalents                                     (510)         (243)

Cash and Cash Equivalents, Beginning of Period                               2,938         1,555
                                                                           -------       -------

Cash and Cash Equivalents, End of Period                                   $ 2,428       $ 1,312
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

                        SURGICAL LASER TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Summary Financial Information and Results of Operations:

In the opinion of Surgical Laser Technologies, Inc. and Subsidiaries (the "Company"), the accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles and with the regulations of the Securities and Exchange Commission and contain all adjustments necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented.

     Interim Financial Information:

While the Company believes that the disclosures presented are adequate to prevent misleading information, it is suggested that the unaudited condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes included in the Company's Form 10-K report for the fiscal year ended January 3, 1999, as filed with the Securities and Exchange Commission. Interim results for the quarter and six months ended July 4, 1999 are not necessarily indicative of the results to be expected for the full year.

2. Supplemental Cash Flow Information:

There were no material income taxes paid for the six months ended July 4, 1999 and June 28, 1998. Interest paid for the six months ended July 4, 1999 and June 28, 1998 was $273,000 and $304,000, respectively.

3. Basic and Diluted Loss Per Share:

Basic and diluted loss per share have been computed under the guidelines of Statement of Financial Accounting Standards No. 128 "Earnings per Share" ("SFAS No. 128"). The Company had common stock options and common stock warrants outstanding of 442,000 and 458,000 at July 4, 1999 and June 28, 1998, respectively. The Company also had subordinated debt, which matured on July 30, 1999, convertible into 72,000 shares of common stock at July 4, 1999 and June 28, 1998. Due to the Company's net loss for the quarters ended July 4, 1999 and June 28, 1998, the inclusion of these common share equivalents would have had an anti-dilutive effect when calculating diluted earnings per share under SFAS No. 128 and, as a result, diluted earnings per share was equivalent to basic earnings per share for those periods.

4. Sale of Property:

On June 30, 1999, the Company sold its property in Oaks, Pennsylvania for $4,475,000, before settlement costs and brokers commissions. At the time of the sale, the property had a cost basis of $6,472,000 and accumulated depreciation of $2,235,000. In connection with the sale, the mortgages, having a balance at June 30, 1999 of $3,922,000 were assumed by the buyer. The income statement impact for the six months ended July 4, 1999 for the sale of this property was immaterial.

5. Non-recurring Charges:

In the second quarter of 1999, the Company recorded a non-recurring charge of $1,440,000. This non-recurring charge consisted of $719,000 in charges related to the discontinuance of certain new product ventures, a $539,000 charge to reserve for excess inventories and a $182,000 charge for severance and for related costs associated with headcount reductions made in response to the discontinuance of the new product ventures.

6. Bank Borrowings:

At July 4, 1999, the Company had a $2,535,000 line of credit agreement with a bank. Other than for a $17,510 letter of credit, there were no borrowings under the line at July 4, 1999. The previously outstanding letter of credit in the amount of $389,000 in favor of Montgomery County Industrial Development Corporation ("MCIDC") under the terms of the Mortgage and Security Agreement for the Company's property in Oaks, Pennsylvania expired with the sale of that property on June 30, 1999 (see Note 4). Borrowings on the line are secured by the Company's accounts receivable and inventories and bear interest at the bank's prime rate plus 1/2%. The line expires on August 31, 1999. The Company is currently in renewal discussions with its bank and does not foresee any events that would cause a delay in the renewal. The Company's line of credit agreement prohibits the declaration or payment of any dividends or distributions on any of its capital stock without the prior written consent of the bank at any time there are outstanding obligations to the bank. The line is subject to the Company maintaining certain financial covenants, as defined, with which the Company was in compliance at July 4, 1999.

7. Income Taxes:

No income tax provision was made for the six months ended July 4, 1999 due to net losses incurred. The tax provision for the six months ended June 28, 1998, was for state income taxes.

8. Business Segment and Geographic Data:

Effective January 3, 1999, SLT adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS No. 131 requires that a public business enterprise report financial and descriptive information about its reportable operating segments. SFAS No. 131 defines operating segments as "components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance".

SLT is engaged primarily in one business segment: the design, development, manufacture and marketing of laser products and other instruments for medical applications. SLT's customers are primarily hospitals and medical centers. For the six months ended July 4, 1999 and June 28, 1998, SLT did not have material net sales to any one individual customer.

SLT reported net sales in the following categories (in thousands of dollars):

                                                    For the Six Months Ended:
                                                  July 4, 1999   June 28, 1998
                                                  ------------   -------------
         Disposables and accessories                 $3,106          $3,237
         Laser system sales, service and rental       1,126           1,414
                                                     ------          ------
         Total net sales                             $4,232          $4,651
                                                     ======          ======

For the six months ended July 4, 1999 and June 28, 1998, there were no material net sales attributed to an individual foreign country. Net sales by geographic area were as follows (in thousands of dollars):

                                                    For the Six Months Ended:
                                                  July 4, 1999   June 28, 1998
                                                  ------------   -------------
         Domestic                                    $3,764          $3,918
         Foreign                                        468             733
                                                     ------          ------
                                                     $4,232          $4,651
                                                     ======          ======

9. Inventories:

Inventories at July 4, 1999 and January 3, 1999 were as follows (in thousands of dollars):

                                                 July 4, 1999   January 3, 1998
                                                 ------------   -------------
         Raw material and work-in-process           $1,126          $1,691
         Finished goods                                661             849
                                                    ------          ------
                                                    $1,787          $2,540
                                                    ======          ======


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Balance Sheet Changes and Subsequent Event

In the second quarter of 1999, CorMedica Corporation, a company that had been developing a new product for performing percutaneous transluminal endocardial revascularization ("PTER(TM)"), for which SLT supplied holmium lasers and fiber delivery systems, advised SLT that CorMedica had not timely achieved a key development milestone necessary to receive further funding. As a result, SLT does not anticipate further sales to CorMedica in connection with this development project. The Company had net sales to CorMedica of $524,000 in the second half of 1998.

Also, during the second quarter of 1999, in response to the discontinuance of the CorMedica venture and certain other new product ventures, the Company reassessed its manpower and inventory requirements. As a result of that reassessment, certain adjustments were made (see the change in inventories and non-recurring charge paragraphs below) intending to better align the Company's cost structure and inventory value with current revenue expectations.

On June 30, 1999, the Company sold its property in Oaks, Pennsylvania (see Note 4 of Notes to Condensed Consolidated Financial Statements). The sale of the property accounted for the decline in property held for sale, net, on the balance sheet and also the decline in both current and long term debt, as the related mortgage obligations were assumed by the buyer with the sale.

Inventories of $1,787,000 at July 4, 1999, declined by $753,000 or 30% from inventories of $2,540,000 at January 3, 1999. This decline in inventory was mainly attributable to a non-recurring charge of $539,000 recorded during the second quarter of 1999 to reserve for excess inventories.

Subsequent to July 4, 1999, the Company's 8% subordinated notes matured. As a result, on July 30, 1999, the Company paid $1,621,000 to the noteholders to satisfy the remaining principal balance outstanding. The effect of that payment reduced cash and the current portion of long term debt by $1,621,000 subsequent to the July 4, 1999 Balance Sheet presented.

Results of Operations

Historically the Company has generated its net sales from positioning its technology and products across a wide range of surgical specialties. In an effort to attain more significant growth in sales, the Company redefined its strategy for growth to include a specific focus in the surgical specialties of Otolaryngology, Head and Neck surgery and Neurosurgery ("ENT and Neurosurgery"). In conjunction with this focused strategy, the Company has entered and will continue to seek to enter into relationships with other companies to expand the use of the Company's products in surgical specialties other than ENT and Neurosurgery, and has sought and will continue to seek to utilize its strengths in supplying other companies with products that draw on the Company's expertise and competencies. While refocusing its strategy in ENT and Neurosurgery, the Company will take these other actions in an effort to enhance sales and to promote continued utilization of its products and services.

Additionally, as part of this transition, the Company is exploring opportunities to expand the utilization of its proprietary technologies by entering into private label relationships with other companies to market products encompassing the Company's core competencies under their product labeling.

Net sales for the quarter ended July 4, 1999 of $1,970,000 decreased $314,000 or 14% compared to the second quarter 1998 net sales of $2,284,000. For the six months ended July 4, 1999, net sales were $4,232,000 compared to $4,651,000 in the first six months of 1998, a decrease of $419,000 or 9%.

Net sales of disposables and related accessories declined $131,000 or 4% in the first six months of 1999 from the first six months of 1998 due to the lower level of Contact Laser Delivery System and Accessory sales primarily within the urology market, which were offset, in part, by increases in sales within the ENT and Neurosurgery markets where the Company is currently concentrating its sales efforts, as well as sales increases of new products introduced in the fourth quarter of 1998.

Net sales of Nd:YAG laser systems, service and rentals of $1,126,000 in the first six months of 1999 declined $288,000 or 20% from the comparable period in 1998. This decline in laser systems, service and rentals was the result of a decrease in service, rental and international laser system unit sales, offset in part, by an increase in domestic laser unit sales, resulting primarily from the Company's focus in the neurosurgery market.

Gross profits of $1,086,000 for the quarter ended July 4, 1999 decreased $160,000 or 13% from the second quarter of 1998, while gross profits for the six months ended July 4, 1999 of $2,377,000 decreased $195,000 or 8% from the first six months of 1998. As a percentage of net sales, gross profit of 56% and 55% was relatively consistent for the six months ended July 4, 1999 and June 28, 1998, respectively.

Operating expenses, excluding the non-recurring charge, for the second quarter of 1999 were $1,404,000, a decrease of $431,000 or 24% from the second quarter of 1998. For the first six months of 1999, operating expenses, excluding the non-recurring charge, were $3,003,000 a decrease of $645,000 or 18% from the first six months of 1998. This decrease was due primarily to personnel and other expense reductions made for the purpose of bringing expenses more in line with the sales revenue being generated.

Selling, general and administrative expenses were $1,175,000 in the second quarter of 1999, a decrease of $321,000 or 22% from the comparable prior year period. In the first six months of 1999, selling, general and administrative expenses were $2,546,000 compared to $3,031,000 in the first six months of 1998, a decrease of $485,000 or 16%. Reductions in personnel and associated expenses accounted for a majority of the reduced spending level.

Product development expenses of $229,000 in the second quarter of 1999 decreased by $110,000 or 32% from the comparable period in 1998. Product development expenses of $457,000 in the first six months of 1999 decreased by $160,000 or 26% from the comparable period in 1998. This lower level of spending was principally due to a decrease in laser system development consulting charges associated with a discontinued new product venture (see non-recurring charge below).

In the second quarter of 1999, the Company recorded a non-recurring charge of $1,440,000. This non-recurring charge consisted of $719,000 in charges related to the discontinuance of certain new product ventures, a $539,000 charge to reserve for excess inventories and a $182,000 charge for severance and for related costs associated with headcount reductions made in response to the discontinuance of the new product ventures.

Other income was $194,000 in the first six months of 1999, a decrease of $29,000 from the comparable period in 1998. Other income primarily consists of facility related income and expense items.

Net interest expense was $120,000 and $132,000 in the first six months of 1999 and 1998, respectively.

Liquidity and Capital Resources

The Company had cash, cash equivalents and short-term investments of $5,519,000 at July 4, 1999. In addition, the Company currently has a $2,535,000 credit facility with its bank. Other than one immaterial letter of credit, there were no borrowings outstanding under the line of credit. Borrowings under the line are secured by the Company's accounts receivable and inventories. The line is subject to the Company maintaining certain financial covenants, as defined, with which the Company was in compliance at July 4, 1999. The facility expires on August 31, 1999. The Company is currently in renewal discussions with its bank and does not foresee any events that would cause a delay in the renewal.

Net cash used in operating activities was $498,000 in the first six months of 1999 compared to cash provided by operating activities of $273,000 in the comparable period in 1998. Excluding non-recurring charges, the comparative decrease in the net loss was more than offset by a comparatively higher change in the level of accounts receivable due to the timing of sales and liability payments.

On June 30, 1999, the Company sold its property in Oak, Pennsylvania. The sale resulted in an increase in cash provided by investing activities of $4,237,000, which represented the net book value of the property at the time of sale and an increase in cash used by financing activities of $3,922,000, which represented the assumption of the mortgages on the property by the buyer at the time of sale.

Excluding the sale of the property in Oaks, Pennsylvania, net cash used in investing activities was $50,000 in the first six months of 1999 compared to net cash used in investing activities of $270,000 in the first six months of 1998. The comparable decrease in cash used in investing activities was caused by a reduction in purchases of short-term investments and patent costs.

Excluding the sale of the property in Oaks, Pennsylvania, net cash used in financing activities was $277,000 and $246,000 in the first six months of 1999 and 1998, respectively.

Management believes the Company's current cash position and available line of credit will be sufficient to fund operations and meet commitments for long-term debt, other commitments and contingencies and capital expenditures.

Management believes that inflation has not had a material effect on operations for the periods presented.

The Company has analyzed its information technology systems for the "Year 2000" compliance issues. Management believes that the "Year 2000" issue related to the Company's hardware and software programs are not likely to result in any material adverse disruptions in the Company's computer systems or its internal business operations. The Company has purchased and implemented the latest version of its operating software package to provide remediation for the "Year 2000" issue. The cost of this new software was $8,000.

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

The Company has not established a contingency plan in case of failure of its information technology systems since it has implemented its new software system. The Company will continually monitor its relationships with banks, service providers and suppliers to ensure they expect to be "Year 2000" compliant. If the Company learns that one of these third parties will not be "Year 2000" compliant, the Company's contingency plan would include replacing such third party.

Risk Factors

For information regarding certain risk factors that could cause actual results to differ materially from those suggested in forward-looking statements contained herein or otherwise made from time to time by the Company, reference is made to the Company's Form 10-K, Item 7, "Risk Factors," for the fiscal year ended January 3, 1999, which is incorporated herein by reference. The risk factors described in such report continue to be applicable at July 4, 1999.

PART II.  OTHER INFORMATION

ITEM 4.  Submission of Matters to a Vote of Security Holders.

The Company held its Annual Meeting of Stockholders on July 20, 1999. Sheldon M. Bonovitz, Richard J. DePiano, Jay L. Federman, Vincenzo Morelli and W. Keith Stoneback, the director nominees set forth in the Notice of Annual Meeting, were elected to serve as directors. The following table provides the details of the votes cast for each director nominee.

Nominee                            Votes For              Withhold Authority
-------                            ---------              ------------------
Sheldon M. Bonovitz                1,588,717                    40,560
Richard J. DePiano                 1,588,757                    40,520
Jay L. Federman                    1,588,717                    40,560
Vincenzo Morelli                   1,588,757                    40,520
W. Keith Stoneback                 1,588,717                    40,560

Arthur Andersen LLP was ratified to serve as the Company's independent accountants for the fiscal year ending January 2, 2000, with 1,547,899 votes favoring ratification, 74,613 votes opposing and 6,765 votes abstaining.

Subsequent to election as Director, W. Keith Stoneback resigned his position as President, Chief Executive Officer and Director of the Company, effective July 21, 1999. Michael R. Stewart was elected to succeed Mr. Stoneback as President, Chief Executive Officer and Director to fill the vacancy created by Mr. Stoneback's resignation.

ITEM 5.  Other Information

Proposals of stockholders of the Company which are intended to be presented by such stockholders at the 2000 Annual Meeting of Stockholders must be received by the Company no later than February 17, 2000 in order that they may be included, subject to compliance with applicable federal securities laws and regulations, in the proxy statement and form of proxy relating to that meeting.

In addition, the persons named as proxies on the form of proxy to be mailed in connection with the solicitation of proxies on behalf of the Company's Board of Directors for use at the 2000 Annual Meeting of Stockholders will be authorized to vote in their discretion on any stockholder proposal not included in the Company's Proxy Statement if the Company does not receive written notice of such proposal by May 2, 2000. Such proxy holders' authority to vote in their discretion on stockholder proposals as to which the Company does not receive notice by May 2, 2000 will be determined in accordance with the rules of the Securities and Exchange Commission.

ITEM 6. Exhibits and Reports on Form 8-K

a.   Exhibits:

     Exhibit Number    Description of Exhibit
     --------------    ----------------------

        10.50 Termination of Lease, dated June 29, 1999 and effective June 30, 1999, between the Company and SLT Properties, Inc.

        10.51 Assumption and Assignment Agreement, dated June 28, 1999 and effective June 30, 1999, among Montgomery County Industrial Development Corporation,
                       Pennsylvania Industrial Development Authority, Lenfest Oaks, Inc., and SLT Properties, Inc.

        10.52 Assumption Agreement, dated June 28, 1999 and effective June 30, 1999, among American United Life Insurance Company, Montgomery County Industrial Development Corporation, Lenfest Oaks, Inc., SLT Properties, Inc. and the Company.

        10.53 Consent, Subordination and Assumption Agreement, dated June 28, 1999, among Pennsylvania Industrial Development Authority, Montgomery County Industrial Development Corporation, Lenfest Oaks, Inc., Suburban Cable TV Co. Inc., SLT Properties, Inc. and the Company.

        10.54 Termination of Assignment of Lease Agreement, dated June 23, 1999 and effective June 30, 1999, among Pennsylvania Industrial Development Authority, SLT Properties, Inc. and the Company.

        10.55 Termination of Sublease Agreement, dated June 29, 1999 and effective June 30, 1999, between Suburban Cable TV Co. Inc. and the Company.

        10.56* Severance Agreement, dated July 21, 1999, between W. Keith Stoneback and the Company.

        27             Financial Data Schedule, July 4, 1999.


        * This exhibit represents a management contract or compensatory plan or arrangement.


b.   Reports on Form 8-K: none

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          SURGICAL LASER TECHNOLOGIES, INC.


Date: August 12, 1999                    By:  /s/ Michael R. Stewart
                                              ------------------------

                                              Michael R. Stewart
                                              President and
                                              Chief Executive Officer

                                              Signing on behalf of the
                                              Registrant and as principal
                                              officer.