Form 10-Q
period 1999-10-03
SURGICAL LASER TECHNOLOGIES INC /DE/
filed 1999-11-12
CIK 854099

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended October 3, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days
Yes (X) No ( )
    ---    ---

     On November 3, 1999 the registrant had outstanding 1,977,965 shares of Common Stock, $.0l par value.

                        SURGICAL LASER TECHNOLOGIES, INC.
                                AND SUBSIDIARIES


                                      INDEX


PART I. FINANCIAL INFORMATION:                                                                             PAGE
------------------------------                                                                             ----
     ITEM 1.      Financial Statements:

     a.  Condensed Consolidated Balance Sheets,
         October 3, 1999 (unaudited) and January 3, 1999                                                     3

     b.  Condensed Consolidated Statements of Operations (unaudited) for the quarters ended
         October 3, 1999 and September 27, 1998                                                              4

     c.  Condensed Consolidated Statements of Operations (unaudited) for the nine months ended
         October 3, 1999 and  September 27, 1998                                                             5

     d.  Condensed Consolidated Statements of Cash Flows (unaudited) for the nine months ended
         October 3, 1999 and September 27, 1998                                                              6

     e.  Notes to Condensed Consolidated Financial Statements (unaudited)                                    7

     ITEM 2.    Management's Discussion and Analysis of
                Financial Condition and Results of Operations                                                9


PART II.  OTHER INFORMATION:

     ITEM 6.   Exhibits and Reports of Form 8-K                                                             12
     SIGNATURES                                                                                             13
     EXHIBITS:
         EXHIBIT 27 - Financial Data Schedule                                                               14


                          PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                        SURGICAL LASER TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except par value)

                                                                                    Oct. 3, 1999      Jan. 3, 1999
                                                                                    ------------      ------------
                                                                                    (Unaudited)
ASSETS
Current Assets:
  Cash and cash equivalents (including restricted amounts of $45 and $100)             $    828          $  2,938
  Short-term investments                                                                  2,956             3,085
  Accounts receivable, net of allowance for doubtful accounts of $485 and $138            1,091             1,437
  Inventories                                                                             1,753             2,540
  Other                                                                                      86               437
                                                                                       --------          --------
   Total current assets                                                                   6,714            10,437

Property and equipment, net                                                                 670             1,191
Property held for sale, net                                                                --               4,339
Patents and licensed technology, net                                                        506               544
Other assets                                                                                 80               137
                                                                                       --------          --------
   Total Assets                                                                        $  7,970          $ 16,648
                                                                                       ========          ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt                                                    $    209          $  2,196
  Accounts payable                                                                          424               763
  Accrued liabilities                                                                       650             1,130
                                                                                       --------          --------
   Total current liabilities                                                              1,283             4,089
                                                                                       --------          --------
Long-term debt                                                                               28             3,965
                                                                                       --------          --------
Stockholders' equity:
  Common stock, $.01 par value, 30,000 shares authorized,
    1,978 shares issued and outstanding                                                      20                20
  Additional paid-in capital                                                             33,035            33,033
  Accumulated deficit                                                                   (26,383)          (24,438)
  Deferred compensation                                                                     (13)              (21)
                                                                                       --------          --------
   Total stockholders' equity                                                             6,659             8,594
                                                                                       --------          --------
   Total Liabilities and Stockholders' Equity                                          $  7,970          $ 16,648
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

                        SURGICAL LASER TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (In thousands, except per share data)

                                                                                 For the Quarter Ended
                                                                            ------------------------------
                                                                            Oct. 3, 1999    Sept. 27, 1998
                                                                            ------------    --------------
Net sales                                                                      $ 1,915          $ 2,200
Cost of sales                                                                      792            1,014
                                                                               -------          -------
Gross profit                                                                     1,123            1,186
                                                                               -------          -------

Operating expenses:
  Selling, general and administrative                                              970            1,402
  Product development                                                              149              329
                                                                               -------          -------
                                                                                 1,119            1,731
                                                                               -------          -------

Operating income (loss)                                                              4             (545)

Interest expense                                                                    18              147
Interest income                                                                    (61)             (78)
Other income                                                                      --                (87)
                                                                               -------          -------
Income (loss) before income taxes                                                   47             (527)
Provision for income taxes                                                        --               --
                                                                               -------          -------
Net income (loss)                                                              $    47          ($  527)
                                                                               =======          =======

Basic and diluted earnings (loss) per share                                    $  0.02          ($ 0.27)
                                                                               =======          =======

Shares used in calculating basic and diluted earnings (loss) per share           1,978            1,978
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

                        SURGICAL LASER TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (In thousands, except per share data)

                                                                   For the Nine Months Ended
                                                                 ------------------------------
                                                                 Oct. 3, 1999    Sept. 27, 1998
                                                                 ------------    --------------
Net sales                                                           $ 6,147          $ 6,851
Cost of sales                                                         2,647            3,093
                                                                    -------          -------
Gross profit                                                          3,500            3,758
                                                                    -------          -------

Operating expenses:
  Selling, general and administrative                                 3,516            4,433
  Product development                                                   606              946
  Non-recurring charges                                               1,440             --
                                                                    -------          -------
                                                                      5,562            5,379
                                                                    -------          -------

Operating loss                                                       (2,062)          (1,621)

Interest expense                                                        291              450
Interest income                                                        (214)            (249)
Other income                                                           (194)            (310)
                                                                    -------          -------
Loss before income taxes                                             (1,945)          (1,512)
Provision for income taxes                                             --                  3
                                                                    -------          -------
Net loss                                                            ($1,945)         ($1,515)
                                                                    =======          =======

Basic and diluted loss per share                                    ($ 0.98)         ($ 0.77)
                                                                    =======          =======

Shares used in calculating basic and diluted loss per share           1,978            1,978
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

                        SURGICAL LASER TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (In thousands)

                                                                                     For the Nine Months Ended
                                                                                   ------------------------------
                                                                                   Oct. 3, 1999    Sept. 27, 1998
                                                                                   ------------    --------------
Cash Flows From Operating Activities:
  Net loss                                                                           ($1,945)         ($1,515)
  Adjustments  to  reconcile  net loss to net cash  (used  in)  provided  by operating activities:
     Depreciation and amortization                                                       781              824
     Imputed interest                                                                    (12)             (20)
     Provision for bad debt                                                               21             --
     Non-recurring charges                                                             1,440             --
     Gain on sale of property held for sale                                              (70)            --
     (Increase) decrease in assets:
      Accounts receivable                                                                (46)             434
      Inventories                                                                        199              192
      Other current assets                                                                60               76
      Other assets                                                                        (3)              45
     Increase (decrease) in liabilities:
      Accounts payable                                                                  (339)             219
      Accrued liabilities                                                               (593)            (229)
                                                                                     -------          -------
        Net cash (used in) provided by operating activities                             (507)              26
                                                                                     -------          -------

Cash Flows From Investing Activities:
  Sale of short-term investments, net                                                    129              471
  Additions to property and equipment                                                   (104)             (77)
  Sale of property held for sale                                                         398             --
  Patent costs                                                                           (27)             (73)
  Purchase of marketing agreement                                                       --                (30)
                                                                                     -------          -------
        Net cash provided by investing activities                                        396              291
                                                                                     -------          -------

Cash Flows From Financing Activities:
  Payments on long-term debt                                                          (1,999)            (373)
                                                                                     -------          -------
        Net cash used in financing activities                                         (1,999)            (373)
                                                                                     -------          -------

Net decrease in cash and cash equivalents                                             (2,110)             (56)

Cash and Cash Equivalents, Beginning of Period                                         2,938            1,555
                                                                                     -------          -------

Cash and Cash Equivalents, End of Period                                             $   828          $ 1,499
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

      Interim Financial Information:

While the Company believes that the disclosures presented are adequate to prevent misleading information, it is suggested that the unaudited condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes included in the Company's Form 10-K report for the fiscal year ended January 3, 1999, as filed with the Securities and Exchange Commission. Interim results for the quarter and nine months ended October 3, 1999 are not necessarily indicative of the results to be expected for the full year.

2.    Sale of Property:

On June 30, 1999, the Company sold its property in Oaks, Pennsylvania. At the time of the sale, the property had a cost basis of $6,527,000 and accumulated depreciation of $2,241,000. In connection with the sale, the mortgages, having a balance on June 30, 1999 of $3,922,000, were assumed by the buyer. The cash payment received by the Company at the time of sale was $398,000.

3.    Basic and Diluted Loss Per Share:

Basic and diluted loss per share have been computed under the guidelines of Statement of Financial Accounting Standards No. 128 "Earnings per Share" ("SFAS No. 128"). The Company had common stock options and common stock warrants outstanding of 397,000 and 463,000 at October 3, 1999 and September 27, 1998, respectively. Due to the Company's net loss for the nine months ended October 3, 1999 and September 27, 1998, the inclusion of these common share equivalents would have had an anti-dilutive effect when calculating diluted earnings per share under SFAS No. 128 and, as a result, diluted earnings per share was equivalent to basic earnings per share for those periods.

4.    Supplemental Cash Flow Information:

There were no material income taxes paid for the nine months ended October 3, 1999 and September 27, 1998. Interest paid for the nine months ended October 3, 1999 and September 27, 1998 was $291,000 and $450,000, respectively.

The following non-cash investing and financing activities took place for the nine months ended October 3, 1999:

In connection with the sale of the Company's property in Oaks, Pennsylvania (see
Note 2 of Notes to Condensed Consolidated Financial Statements), the mortgages, having a balance of $3,922,000 at the time of sale, were assumed by the buyer.

5.    Non-recurring Charges:

In the second quarter of 1999, the Company recorded a non-recurring charge of $1,440,000. This non-recurring charge consisted of $719,000 in charges related to the discontinuance of certain new product ventures, a $539,000 charge to reserve for excess inventories and a $182,000 charge for severance and related costs associated with headcount reductions made in response to the discontinuance of the new product ventures.

6.    Bank Borrowings:

The Company's $2,535,000 line of credit agreement with a bank expired on August 31, 1999. The Company is currently seeking a new banking relationship, at which time the Company will expect to secure a new line of credit. The Company's management does not foresee any event or condition which would prohibit the attainment of a new line of credit.

7.    Income Taxes:

No income tax provision was made for the nine months ended October 3, 1999 due to net losses incurred. The tax provision for the nine months ended September 27, 1998, was for state income taxes.

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

The Company is engaged primarily in one business segment: the design, development, manufacture and marketing of laser products and other instruments for medical applications. SLT's customers are primarily hospitals and medical centers. For the nine months ended October 3, 1999 and September 27, 1998, SLT did not have material net sales to any one individual customer.

The Company reported net sales in the following categories (in thousands of dollars):

                                                                       For the Nine Months Ended
                                                                -----------------------------------------
                                                                October 3, 1999        September 27, 1998
                                                                ---------------        ------------------
     Disposables and accessories                                    $4,501                    $4,707
     Laser system sales, service and rental                          1,646                     2,144
                                                                    ------                    ------
     Total net sales                                                $6,147                    $6,851
                                                                    ======                    ======


For the nine months ended October 3, 1999 and September 27, 1998, there were no material net sales attributed to an individual foreign country. Net sales by geographic area were as follows (in thousands of dollars):

                                                                       For the Nine Months Ended
                                                                -----------------------------------------
                                                                October 3, 1999        September 27, 1998
                                                                ---------------        ------------------
     Domestic                                                       $5,460                    $5,931
     Foreign                                                           687                       920
                                                                    ------                    ------
                                                                    $6,147                    $6,851
                                                                    ======                    ======

9.    Inventories:

Inventories at October 3, 1999 and January 3, 1999 were as follows (in thousands of dollars):

                                                                October 3, 1999        January 3, 1999
                                                                ---------------        ---------------
     Raw material and work-in-process                               $1,050                  $1,691
     Finished goods                                                    703                     849
                                                                    ------                  ------
                                                                    $1,753                  $2,540
                                                                    ======                  ======


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Balance Sheet Changes

In the second quarter of 1999, CorMedica Corporation, a company that had been developing a new product for performing percutaneous transluminal endocardial revascularization ("PTER(TM)"), for which SLT supplied holmium lasers and fiber delivery systems, advised SLT that CorMedica had not timely achieved a key development milestone necessary to receive further funding. As a result, SLT does not anticipate further sales to CorMedica in connection with this development project. The Company had net sales to CorMedica of $524,000 in the second half of 1998, of which $159,000 were in the three months ended September 27, 1998.

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

On June 30, 1999, the Company sold its property in Oaks, Pennsylvania (see Note 2 of Notes to Condensed Consolidated Financial Statements). The sale of the property accounted for the decline in property held for sale, net, on the balance sheet and also the decline in both current and long term debt, as the related mortgage obligations were assumed by the buyer with the sale.

Inventories of $1,753,000 at October 3, 1999, declined by $787,000 or 31% from inventories of $2,540,000 at January 3, 1999. This decline in inventory was mainly attributable to a non-recurring charge of $539,000 recorded during the second quarter of 1999 to reserve for excess inventories.

On July 30, 1999, the Company's 8% subordinated notes matured and, as a result, the Company paid $1,621,000 to the noteholders to satisfy the remaining principal balance outstanding. The $1,621,000 payment primarily accounted for the third quarter 1999 decline in cash and current portion of long term debt on the balance sheet.

Accrued liabilities of $650,000 at October 3, 1999, declined $480,000 or 43% from accrued liabilities of $1,130,000 at January 3, 1999. This decline in accrued liabilities was primarily attributable to reductions in legal fees and deferred laser system service contract revenue, as well as the timing of miscellaneous liability payments.

Results of Operations

Historically the Company has generated its net sales from positioning its technology and products across a wide range of surgical specialties. In an effort to attain more significant growth in sales, the Company redefined its strategy for growth to include a specific focus in the surgical specialties of Otolaryngology, Head and Neck surgery and Neurosurgery ("ENT and Neurosurgery"). The Company has entered and will continue to seek to enter into relationships with other companies to expand the sales of the Company's laser and non-laser products. The Company will continue to seek to utilize its strengths in supplying other companies with products that draw on the

Company's expertise and competencies. While refocusing its strategy in ENT and Neurosurgery, the Company will take these other actions in an effort to enhance sales and to promote continued utilization of its products and services.

Additionally, the Company has explored and is continuing to explore opportunities to expand the utilization of its proprietary technologies by entering into private label relationships with other companies to market products encompassing the Company's technologies under their product labeling.

Net sales for the quarter ended October 3, 1999 of $1,915,000 decreased $285,000 or 13% compared to the third quarter 1998 net sales of $2,200,000. For the nine months ended October 3, 1999, net sales were $6,147,000 compared to $6,851,000 in the first nine months of 1998, a decrease of $704,000 or 10%.

Net sales of disposables and related accessories declined $206,000 or 4% in the first nine months of 1999 from the first nine months of 1998 due to a lower level of Contact Laser(TM) Delivery System and Accessory sales primarily within the urology market, which were offset, in part, by increases in sales within the ENT and Neurosurgery markets and by sales of new products introduced in late 1998 and 1999.

Net sales of laser systems, service and rentals of $1,646,000 in the first nine months of 1999 declined $498,000 or 23% from the comparable period in 1998. The discontinuance of the CorMedica product development venture and decreases in service, rental and international laser system unit sales accounted for the decline. Partially offsetting this reduction was an increase in domestic laser unit sales, resulting primarily from the Company's focus in the ENT and Neurosurgery market.

Gross profits of $1,123,000 for the quarter ended October 3, 1999 decreased $63,000 or 5% from the third quarter of 1998, while gross profits for the nine months ended October 3, 1999 of $3,500,000 decreased $258,000 or 7% from the first nine months of 1998. As a percentage of net sales, gross profit of 57% and 55% was relatively consistent for the nine months ended October 3, 1999 and September 27, 1998, respectively.

Operating expenses for the third quarter of 1999 were $1,119,000, a decrease of $612,000 or 35% from the third quarter of 1998. For the first nine months of 1999, operating expenses, excluding the non-recurring charge, were $4,122,000, a decrease of $1,257,000 or 23% from the first nine months of 1998. This decrease was due primarily to personnel and other expense reductions made for the purpose of bringing expenses more in line with the sales revenue being generated.

Selling, general and administrative expenses were $970,000 in the third quarter of 1999, a decrease of $432,000 or 31% from the comparable prior year period. In the first nine months of 1999, selling, general and administrative expenses were $3,516,000 compared to $4,433,000 in the first nine months of 1998, a decrease of $917,000 or 21%. Reductions in personnel and associated expenses accounted for a majority of the reduced spending level.

Product development expenses of $149,000 in the third quarter of 1999 decreased by $180,000 or 55% from the comparable period in 1998. Product development expenses of $606,000 in the first nine months of 1999 decreased by $340,000 or 36% from the comparable period in 1998. This lower level of spending was principally due to a decrease in laser system development consulting charges associated with a discontinued new product venture (see non-recurring charge below).

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

Other income, which primarily consisted of facility-related income and expense items, was $194,000 in the first nine months of 1999, a decrease of $116,000 or 37% from the comparable period in 1998. This decrease was attributable to the sale of the Company's property in Oaks, Pennsylvania on June 30, 1999.

Net interest expense of $77,000 in the first nine months of 1999 decreased by $124,000 or 62% from the comparable period in 1998. This decrease was primarily attributable to the elimination of mortgage interest payments as a result of the sale of the Company's property in Oaks, Pennsylvania on June 30, 1999.

Liquidity and Capital Resources

The Company had cash, cash equivalents and short-term investments of $3,784,000 at October 3, 1999. The Company's $2,535,000 line of credit agreement with a bank expired on August 31, 1999. The Company is currently seeking a new banking relationship, at which time the Company will expect to secure a new line of credit. The Company's management does not foresee any event or condition which would prohibit the attainment of a new line of credit.

Net cash used in operating activities was $507,000 in the first nine months of 1999 compared to cash provided by operating activities of $26,000 in the comparable period in 1998. Excluding non-recurring charges, the comparative decrease in the net loss was more than offset by a comparatively higher change in the level of accounts receivable due to the timing of sales and to a comparative increase in liability payments.

Net cash provided by investing activities was $396,000 in the first nine months of 1999 compared to net cash provided by investing activities of $291,000 in the first nine months of 1998. The comparable increase in cash provided by investing activities was caused by the cash receipt of $398,000 from the sale of the property in Oaks, Pennsylvania, offset, in part by a decrease in the sales of short-term investments.

Net cash used in financing activities was $1,999,000 and $373,000 in the first nine months of 1999 and 1998, respectively. This increase in cash used in financing activities was the result of the Company's cash payment of $1,621,000 to the noteholders of the Company's 8% subordinated notes which matured on July 30, 1999.

Management believes the Company's current cash position will be sufficient to fund operations and meet commitments for long-term debt, other commitments and contingencies and capital expenditures.

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

The Company has analyzed and determined that the "Year 2000" issue related to its non-information technology, such as its telephone and security systems, are not likely to result in any material disruption of its business operations.

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

Risk Factors

For information regarding certain risk factors that could cause actual results to differ materially from those suggested in forward-looking statements contained herein or otherwise made from time to time by the Company, reference is made to the Company's Form 10-K, Item 7, "Risk Factors," for the fiscal year ended January 3, 1999, which is incorporated herein by reference. The risk factors described in such report continue to be applicable at October 3, 1999.


PART II.   OTHER INFORMATION

ITEM 6. Exhibits and Reports on Form 8-K

a. Exhibits 27 - Financial Data Schedule, October 3, 1999

b. Reports on Form 8-K: none

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       SURGICAL LASER TECHNOLOGIES, INC.


Date: November 10, 1999                By: /s/ Davis Woodward
                                           ------------------

                                           Davis Woodward
                                           Chief Financial Officer

                                           Signing on behalf of the Registrant
                                           and as principal financial officer.