Form 10-K405
period 2000-01-02
SURGICAL LASER TECHNOLOGIES INC /DE/
filed 2000-03-23
CIK 854099

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the fiscal year ended January 2, 2000.

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

                           Common Stock $.01 par value
                          ----------------------------
                                (Title of Class)

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X). No ( ).

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.(X)

As of March 15, 2000, the aggregate market value of the voting common equity of Registrant held by non-affiliates was approximately $8,920,668. Registrant has no authorized non-voting common equity.

On March 15, 2000 Registrant had outstanding 1,977,965 shares of Common Stock, $.01 par value.

                                     PART I

Item 1. Business.

(a) GENERAL DEVELOPMENT OF BUSINESS.

Surgical Laser Technologies, Inc. ("SLT" or "Registrant") was incorporated in December 1983 under the laws of the State of Delaware. Registrant's principal offices are located at 147 Keystone Drive, Montgomeryville, Pennsylvania 18936-9638, and its telephone number is (215) 619-3600.

Registrant is engaged in the development, manufacture and sale of proprietary laser systems for both contact and non-contact surgery. Registrant supplements its contact offerings with non-contact products. Registrant's growth strategy includes a specific focus in the surgical specialties of Otolaryngology and Head and Neck surgery and Neurosurgery (ENT and Neurosurgery). In conjunction with this focused strategy, Registrant has entered and will continue to seek to enter into relationships with other companies to expand the use of Registrant's products in surgical specialties other than ENT and Neurosurgery, and has utilized and will continue to seek to utilize its strengths in supplying other companies with products that draw on Registrant's expertise and competencies. While refocusing its strategy in ENT and Neurosurgery, Registrant will take these other actions in an effort to enhance sales and to promote continued utilization of its products and services in those other surgical specialties.

Registrant expanded its product offerings during 1999, 1998 and 1997 to include non-laser based products specifically targeted at the ENT and Neurosurgery markets. In 1999, Registrant introduced the BiFrazier(TM), a bipolar suction coagulator. During 1998, Registrant's new product offerings included the ClearESS(R) irrigation and suction system and the HemoSleeve(R), a bipolar microdebrider sleeve used in endoscopic sinus surgery. The new products offered in 1997 included a line of reusable handheld instruments. The line of handheld instruments called MedTREK was expanded during 1998. Registrant will continue to seek to expand its product offerings within the ENT and Neurosurgery markets.

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

Registrant's Contact Laser(TM) System is comprised of a portable laser unit that delivers laser energy through Contact Laser Delivery Systems. Registrant's current product line includes four portable laser units of various power levels and a family of over 100 Laser Probes, Laser Scalpels, fibers and handpieces that provide different Wavelength Conversion effect properties, power densities and configurations appropriate for cutting, coagulation or vaporization. The Wavelength Conversion effect properties permit Registrant's lasers to replicate the effect of several different laser systems. As a result of the system's design, a single Contact Laser System can be used within most surgical specialties to perform a broad range of minimally invasive and open surgical procedures.

In January 1999, following Board of Director and stockholder approval, Registrant amended its Restated Certificate of Incorporation to effect a one-for-five reverse split of Registrant's Common Stock. Effective

January 15, 1999, Registrant's Common Stock, which had been traded on the Nasdaq National Market, commenced trading on the Nasdaq SmallCap market at Registrant's request. Given Registrant's current market capitalization, Registrant believes that the continued listing requirements of the Nasdaq SmallCap market are more appropriate for Registrant's public float characteristics.

On April 29, 1999, Registrant entered a Settlement and Release Agreement with Trimedyne, Inc. and Royice Everett, MD. Trimedyne had brought a patent infringement action against Registrant in January 1995. After a series of summary judgments in Registrant's favor and an appeal by Trimedyne, the appellate court affirmed the trial court's grant of summary judgment that Registrant's contact probes do not infringe any Trimedyne patents. The only issue remaining in the case was whether a single product marketed by Registrant, the SFB 1.0 Probe, infringed a single Trimedyne patent, the 5,380,317 patent. The parties settled that issue (see Part I, Item 3, Legal Proceedings).

In June 1999, Registrant sold its former headquarters facility in Oaks, Pennsylvania. As part of the purchase price, the buyer assumed the remaining mortgage balances on the property at the time of sale (see Part I, Item 2, Properties).

In June 1999, Registrant recorded a non-recurring charge of $1,440,000. This non-recurring charge consisted of $719,000 in charges related to the discontinuance of certain new product ventures, a $539,000 charge to reserve for excess inventories and a $182,000 charge for severance and for related costs associated with headcount reductions made in response to the discontinuance of the new product ventures.

One of the new product ventures discontinued by Registrant was its relationship with CorMedica Corporation. During 1997 and 1998, Registrant had supplied CorMedica with laser systems and fibers for CorMedica to incorporate into its proprietary catheter tracking and navigation system that CorMedica intended to market for percutaneous transmittal endocardial revascularization ("PTER(TM)). In early June 1999, CorMedica advised Registrant that it had not timely achieved a key development milestone necessary to receive further funding. On June 15, 1999, Registrant filed a lawsuit against CorMedica seeking payment of its outstanding receivable balance of $266,000.

In July 1999, Michael R. Stewart was appointed by the Board of Directors as Registrant's President and Chief Executive Officer, succeeding W. Keith Stoneback, who resigned as President and Chief Executive Officer of Registrant to pursue other business interests. Mr. Stoneback received severance pay, which included health benefits, until December 31, 1999. Prior to his appointment as President and Chief Executive Officer of Registrant, Michael R. Stewart served as Registrant's Vice President and Chief Financial Officer. In October 1999, the Board of Directors appointed Davis Woodward, Registrant's former Vice President of Legal and Tax Affairs, to serve as Vice President and Chief Financial Officer.

In July 1999, Registrant's 8% subordinated notes, issued in 1992, matured. As a result, Registrant paid $1,621,000 to noteholders to satisfy the remaining principal balance outstanding (see Note 8 of Notes to Consolidated Financial Statements).

There were no other significant changes in Registrant's business during the fiscal year ended January 2, 2000.

(b) FINANCIAL INFORMATION ABOUT OPERATING SEGMENTS.

Registrant is engaged primarily in one operating segment: the design, development, manufacture and marketing of laser products and other instruments for medical applications. See Note 14 of Notes to Consolidated Financial Statements for segment information.

(c) NARRATIVE DESCRIPTION OF BUSINESS.

Registrant is primarily engaged in the development, manufacture and sale of a proprietary Contact Laser System for surgery and other instruments for surgical applications. During 1997, Registrant redefined its strategy for growth to include a specific focus in the surgical specialties of ENT and Neurosurgery. In conjunction with this focused strategy, Registrant has entered and will continue to seek to enter into relationships with other companies to expand the use of Registrant's products in surgical specialties other than ENT and Neurosurgery, and has utilized and will continue to seek to utilize its strengths in supplying other companies with products that draw on Registrant's expertise and competencies. While refocusing its strategy in ENT and Neurosurgery, Registrant will take these other actions in an effort to enhance sales and to promote continued utilization of its products and services in those other surgical specialties. During fiscal 1999, 1998 and 1997, revenues from sales of Registrant's products and services were $7,951,000, $9,393,000 and $11,665,000, respectively.

Registrant introduced Contact Laser surgery by combining proprietary Contact Laser Delivery Systems with an Nd:YAG laser unit to create a multi-specialty surgical instrument that can cut, coagulate or vaporize tissue. Registrant's Contact Laser Delivery Systems can be used effectively with any wavelength of laser between 532um and 1064um. Included in these wavelengths are the KTP laser (532um), Diode laser (various wavelengths) and Nd:YAG laser (1064um).

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

Disposable Fiberoptic Delivery Systems. Registrant has designed disposable optical quartz fibers to channel the laser beam from Registrant's laser unit to the fiber end, the Laser Probe or the Laser Scalpel or to one of 24 interchangeable, application-specific handpieces that hold the Laser Scalpel or Laser Probe. These proprietary optical fibers and handpieces are intended for single use and range currently in list price from $145 to $615.

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

Reusable Laser Aspiration Handpieces. Registrant's reusable stainless steel handpieces are all used with interchangeable laser aspiration wands and flexible endoscopic fibers. These proprietary handpieces are intended for intra-nasal/endoscopic sinus and oropharyngeal procedures requiring smoke and/or fluid evacuation. Wands have a list price of $95, and the handpiece list prices currently range from $235 to $395.

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

Handheld Sinus Instrumentation. Registrant markets a line of 27 precision thru-cutting instruments used for minimally invasive sinus surgery. The line includes instruments with cutting tips at several different angles to allow for convenient access to difficult-to-reach anatomy. The instruments' list prices range from $225 to $975.

Irrigation and Suction System. Registrant manufactures and markets ClearESS(TM), which provides convenient and effective irrigation and suction to remove blood and debris for enhanced visualization during endoscopic sinus surgery. The ClearESS kit, which includes suction and irrigation tubing, currently has a list price per package ranging from $495 to $795.

Bipolar Devices. Registrant manufactures and markets HemoSleeve(TM), a bipolar sleeve which fits over the surgeon's existing microdebrider, and Bi-Frazier(TM), a handheld bipolar suction coagulator. Both the HemoSleeve and Bi-Frazier provide the surgeon with precise bipolar coagulation while the Bi-Frazier has added suction capabilities. Both products improve surgical efficiency and enhance visualization by reducing intra-operative bleeding. Registrant's HemoSleeve has a list price of $295 for a package of five. Registrant's Bi-Frazier has a list price of $245 for a package of five.

Marketing

Registrant sells its products to surgeons and hospitals. Registrant works closely with these surgeons and hospitals to develop and apply innovative technologies that advance therapeutic benefit. Registrant's products are designed to improve cost-effectiveness and enhance access and ease of use. Registrant's marketing efforts include activities designed to educate physicians and nurses in the use of Registrant's products.

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

International Markets. During 1999, Registrant's international marketing activities included working through distributors in various countries in Europe, the Middle East, the Far East, South America, Mexico and Canada.

Research and Development

Registrant focuses its research and product development efforts on tissue effect technologies that include laser and non-laser based technologies on improving its offerings in ENT and Neurosurgery. Registrant's technological capabilities are designed to be responsive to the surgeon's needs. Registrant has the ability to respond to development requirements in the areas of optical/materials technology, laser and electrosurgical technology and mechanical and electronics technology. During 1999, 1998 and 1997, Registrant spent $741,000, $1,179,000 and $910,000 in product development expenses, respectively.

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

Registrant's core Laser Probe and Laser Scalpel technology was acquired by Registrant in 1985 in consideration for certain royalty payments on net sales of probes and scalpels. The disposable fiberoptic delivery systems, with and without handpieces, the disposable gas and fluid cartridge systems, ceramic-enclosed probes, adjustable touch-control handpieces, ClearESS irrigation and suction system, the HemoSleeve micro-debrider sleeve and the Bi-Frazier suction coagulator have been developed by employees of Registrant; Registrant has retained ownership of all such proprietary technology. Registrant's handheld sinus instrument line was developed by an outside consultant and is manufactured by a domestic supplier.

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

Registrant, through its patented Contact Laser Delivery Systems, is able to produce a wide range of temperature gradients which address a broad range of surgical procedures within multiple specialties. Registrant's multiple specialty capability reduces a hospitals need to purchase several lasers to meet its specialists' varied requirements. These factors, coupled with the precision, hemostasis, tactile feedback and control provided by its Contact Laser Delivery Systems, are Registrant's primary competitive strengths. Registrant's non-laser products employ novel features which cause them to be differentiated in the marketplace. Certain of these products have patent applications pending.

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

Registrant has also placed on the market several Class I, 510(k) exempt, ENT products, including handheld surgical instruments and suction/irrigation products. Additionally, Registrant has received 510(k) clearance for HemoSleeve and Bi-Frazier.

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

Patents

Registrant's patents offer significant protection to the differentiation of Registrant's Contact Laser Delivery Systems from competitors' products. Registrant has sought and enjoys such protection principally in the United States. As of January 2, 2000, Registrant had sixteen patents issued by the U.S. Patent and Trademark Office which generally expire 17 years from the following respective dates of issuance: September 15, 1987 (laser scalpels); April 12, 1988 (coatings); November 22, 1988 (two-piece disposable laser delivery system); April 18, 1989 (laser probes and scalpels); January 23, 1990 (supply system for sterile fluids and gases); January 23, 1990 (two-piece disposable laser delivery system); October 13, 1992 (unitary scalpel); June 22, 1993 (adjustable touch control hand-piece); January 10, 1995 (contact or insertion laser probe having wide angle radiation); May 16, 1995 (fused tip and fiber); May 28, 1996 (probe with inclusions); March 4, 1997 (surgical tool for use with Contact Laser); September 5, 1998 ( a continuation of surgical laser tool issued March 4, 1997); November 10, 1998 (laterally-emitting laser devices); August 31, 1999 (method of treating a body cavity issue using an endoscopic sugical laser); and September 28, 1999 (photooptic breakdown probe). Registrant has several other patents pending before the U.S. Patent and Trademark Office, as well as other patents and pending applications overseas.

Registrant has also begun to establish a proprietary position for its new products. Registrant has filed patent applications with the U.S. Patent and Trademark Office for its HemoSleeve(R) and ClearESS(TM) products and anticipates that applications will be filed for other new products.

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

Employees

As of January 2, 2000, Registrant had 50 employees of whom 21 were engaged in manufacturing, service and operations, 7 in research and product development, 12 in sales, marketing and customer service and 10 in general administration. Registrant's employees are not represented by a union. Registrant considers its relations with employees to be good.

(d) FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT
    SALES.

In addition to Registrant's domestic sales, Registrant currently sells its products internationally through distributors in Western Europe, Canada, the Middle East, the Far East and South America. During fiscal 1999, 1998 and 1997, domestic sales represented 89%, 87% and 84% respectively, of Registrant's total sales. All export sales are transacted in U.S. currency.

Item 2. Properties.

On June 30, 1999, Registrant sold its four acres in Oaks, Pennsylvania on which a 57,000 square foot office building was located. At the time of sale, the property had a cost basis of $6,472,000 and accumulated depreciation of $2,235,000. In connection with the sale, the mortgages having a balance at June 30, 1999 of $3,922,000 were assumed by the buyer. The cash payment received by Registrant at the time of sale was $398,000, which included $45,000 of restricted cash held in escrow for payment of taxes related to the sale.

Registrant currently leases a 42,000 sq. ft. facility in Montgomeryville, Pennsylvania that houses all of its administrative and manufacturing operations. Registrant entered a five-year lease for the Montgomeryville facility on May 29, 1996.

Registrant also holds a lease on its former manufacturing facility in Hebron, Kentucky. The facility comprises 32,000 sq. ft. and is under lease through August 2000. Since the operations from this facility were transferred during 1992 to Pennsylvania, Registrant sought to sublet the facility. A subtenant for 19,500 sq. ft. of the facility was secured in April 1994; a subtenant for the balance of the space was secured in August 1996. In 1997, the first subtenant went out of business. Registrant secured a replacement subtenant, but in January 1999, the replacement subtenant abandoned the sub-let premises and the sublease. Registrant does not expect to secure a new subtenant before the expiration of the lease.

Item 3. Legal Proceedings.

On April 29, 1999, Registrant entered a Settlement and Release Agreement with Trimedyne, Inc. and Royice Everett, MD. Trimedyne had brought a patent infringement action against Registrant in January 1995. After a series of summary judgments in Registrant's favor and an appeal by Trimedyne, the appellate court affirmed the trial court's grant of summary judgment that Registrant's contact probes do not infringe any Trimedyne patents. The only issue remaining in the case was whether a single Registrant product, the SFB 1.0 Probe, infringed a single Trimedyne patent, the 5,380,317 patent.

Given that sales of the SFB Probe were not significant, Registrant determined to settle the suit rather than incur prohibitive costs of litigation that would not be matched by the benefits from the action, even if concluded successfully. The settlement provides, among its other terms, for a mutual release of claims, a license to Registrant in five of Trimedyne's patents, a covenant by Trimedyne not to sue Registrant over the SFB Probe, an immaterial payment by Registrant and a royalty going forward on Registrant's sales of the SFB Probe. While Registrant does not admit infringement of the `317 patent, it has acknowledged its validity.

Item 4. Submission of Matters to a Vote of Security Holders.

Not applicable.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

Registrant's Common Stock, $.0l par value, is quoted on the Nasdaq Stock Market under the symbol "SLTI." Until January 14, 1999, Registrant's Common Stock was quoted on the Nasdaq National Market. Since January 15, 1999, Registrant's Common Stock has been traded on the Nasdaq SmallCap Market. As of March 15, 2000, there were approximately 530 record holders of Registrant's Common Stock. On March 15, 2000, the closing price of Registrant's Common Stock on the Nasdaq Stock Market was $4.75 per share. The following table sets forth the high and low sales prices, restated if applicable for the effect of the one-for-five reverse split on January 8, 1999, for Registrant's Common Stock for each quarterly period within the two most recent fiscal years.

1999                                           High      Low
                                               ----      ---
                  First Quarter               $3.13    $1.38
                  Second Quarter               4.47     1.63
                  Third Quarter                2.50     1.00
                  Fourth Quarter               2.31     1.38

1998                                           High     Low
                                               ----     ---
                  First Quarter               $9.53   $5.63
                  Second Quarter               6.88    3.44
                  Third Quarter                5.63    2.50
                  Fourth Quarter               3.75    1.25

Registrant has never paid any cash dividends on its Common Stock and does not expect to pay cash dividends in the foreseeable future.

Item 6. Selected Consolidated Financial Data.

The following table summarizes certain selected financial data for the five years ended January 2, 2000. The selected financial data for Registrant at January 2, 2000 and January 3, 1999 and for each of the three years in the period ended January 2, 2000 are derived from, and are qualified by reference to, the financial statements of Registrant, which are included elsewhere in this report. Such financial statements have been audited by Arthur Andersen LLP, independent public accountants, to the extent indicated in their report. The selected financial data for Registrant at December 28, 1997, December 29, 1996 and December 31, 1995, and for each of the two years in the period ended December 29, 1996, are derived from the audited financial statements of Registrant not included herein. This data should be read in conjunction with Registrant's financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in this report.


                                                         1999             1998           1997         1996         1995
                                                         ----             ----           ----         ----         ----
                                                                         (In thousands, except per share)
Statement of Operations Data:
Net sales                                               $7,951         $9,393          $11,665     $10,974       $14,839
Gross profit                                             4,565          4,927            6,893       6,912         8,702
    Percentage of sales                                   57.4%          52.5%            59.1%                     58.6%

Selling, general and administrative expenses             4,427          5,944            6,613       8,072        10,047
Product development expenses                               741          1,179              910       1,404         2,143
Non-recurring charges (credits)                                                           (177)(1)                 1,915(3)
Net gain on settlement of patent litigation                -              -                 -          -
Operating income (loss)                                 (2,043)        (2,681)            (453)     (4,068)          523
Net loss                                                (1,883)        (2,552)            (381)     (4,508)          (58)
Basic and diluted loss per share (5)(6)                 ($0.95)        ($1.29)          ($0.19)     ($2.28)       ($0.03)

Shares used in calculation of basic and diluted
 loss per share (5)                                      1,978          1,978            1,977       1,973         1,970

Balance Sheet Data:
Cash, cash equivalents and short-term investments       $3,749         $6,023           $6,549      $6,120        $8,147
Accounts receivable, net                                 1,210          1,437            1,925       2,899         3,225
Inventories                                              1,793          2,540            2,986       3,534         3,866
Total assets                                             8,020         16,648           19,996      21,490        24,821
Long-term debt                                              16          3,965            4,509       4,971         4,503
Convertible subordinated notes                              -           1,624            1,633       1,660         1,786
Stockholders' equity                                    $6,722         $8,594          $11,357     $11,308       $15,690
===========================================================================================================================

(1)  See Note 10 of Notes to Consolidated Financial Statements.
(2) Severance and other costs associated with workforce reductions, and facility related costs.
(3) Write-down of certain fiber inventory, intangible assets, and costs associated with workforce reductions.
(4) Net settlement of lawsuit with Laser Industries Ltd. and its subsidiary Sharplan Lasers, Inc.
(5) Restated for the effect of the one-for-five reverse Common Stock split implemented on January 8, 1999.
(6) The inclusion of common share equivalents had an anti-dilutive effect when calculating diluted loss per share, and, as a result, diluted loss per share was equivalent to basic loss per share for each period presented.

No cash dividends were declared during any of the periods presented.
The accompanying Consolidated Financial Statements and Notes thereto are an integral part of this information.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

In 1999, Registrant recorded a non-recurring charge of $1,440,000. This non-recurring charge consisted of a $719,000 charge related to the discontinuance of certain new product ventures and a $539,000 charge to reserve for excess inventories, both of which affected the balance sheet as discussed in the following two paragraphs.

In response to the discontinuance of new product ventures, certain receivables in the amount of $663,000 were reserved. Of this amount, $364,000 related to accounts receivable owed Registrant and were charged to the allowance for doubtful accounts, which accounted for the increase in the allowance for doubtful accounts balance of $351,000, to $489,000 at January 2, 2000. The remaining receivable reserved as part of the discontinuance of new product ventures was a note receivable owed Registrant in the amount of $291,000. This reserve on the note receivable accounted for the majority of the $386,000 decline in Other Assets, which had a balance of $51,000 at January 2, 2000.

In Registrant's efforts to better align its inventory value with current revenue expectations, a non-recurring charge of $539,000 was recorded in 1999 to reserve for excess inventories. The inventory balance at January 2, 2000 was $1,793,000 as compared to the inventory balance of $2,540,000 at January 3, 1999, a decrease of $749,000. This decrease was mainly attributable to the non-recurring charge to reserve for excess inventories related to the discontinuance of new product ventures.

On June 30, 1999, Registrant sold its property in Oaks, Pennsylvania. The sale of the property accounted for the decline in property held for sale, net, on the balance sheet at January 2, 2000 as compared to January 3, 1999.

The combined current and long-term debt was $179,000 at January 2, 2000, compared to $6,161,000 at January 3, 1999, a decrease of $5,982,000. This decline was mainly attributable to the buyer assuming the mortgages on the property at the time of sale and Registrant's payment of $1,621,000 to satisfy the maturity of the 8% subordinated notes on July 30, 1999.

Accrued liabilities of $604,000 at January 2, 2000, declined $526,000 or 47% from accrued liabilities of $1,130,000 at January 3, 1999. This decline was primarily attributable to reductions in legal fees and deferred laser system service contract revenue, as well as the timing of miscellaneous liability payments.

Net Sales

Registrant's net sales are primarily comprised of Contact Laser Delivery Systems and related accessories and Nd:YAG Laser Systems. The U.S market is serviced predominantly by a direct sales force, while sales outside the United States are derived through a network of distributors. In 1999, net sales were $7,951,000, a decrease of $1,442,000, or 15%, from 1998 sales of $9,393,000. The 1998 sales of
$9,393,000 decreased $2,272,000, or 19% from 1997 sales of $11,665,000.

Net sales of disposables and related accessories, which comprised 74% of Registrant's net sales in 1999, declined 6% and 5% in 1999 and 1998, respectively, due to the lower level of Contact Laser(TM) Delivery System and Accessory sales primarily within the urology market, which were offset, in part, by increases in sales of new disposable product sales in 1999 and instrumentation sales in 1998.

Net sales of Nd:YAG laser systems, which comprised 10% of Registrant's net sales in 1999, decreased by 10% from 1998 on a 12% decline in units. The decrease was caused by a 75% decline in international laser system unit sales, resulting primarily from a decline in sales to Registrant's distributor in China. This decrease was offset, in part, by a 46% increase in domestic laser system unit sales, resulting primarily from Registrant's focus in the ENT and Neurosurgical markets. In 1999, the overall average unit selling price of an Nd:YAG laser system remained consistent as compared to 1998.

Net sales of Nd:YAG laser systems, which comprised 9% of Registrant's net sales in 1998, decreased by 59% from 1997 on a 63% decline in units. The decrease in laser system sales was attributable to both domestic hospital budget constraints and to the effect of the Asian economic situation which rendered certain distributors unable to secure funding for planned purchases. In 1998, the overall average unit selling price of an Nd:YAG laser system increased 11% as compared to 1997 due to increases in the selling price of new laser systems.

Registrant operates a program called Laser On Call(TM), in which it provides to customers a per-procedure turnkey rental of its complete Contact Laser Delivery System. Rental revenue accounted for 8%, 10% and 9% of net sales in 1999, 1998, and 1997, respectively.

All other revenue, including contract development activities, accounted for 8%, 14% and 16% of net sales in 1999, 1998 and 1997, respectively. The decline in other revenue in 1999 as compared to 1998 was attributable to the decrease in contract development activities with CorMedica Corporation. In accordance with the terms of the contract, Registrant supplied holmium lasers to CorMedica for use in its PTER(TM) procedure (see Part I, Item I, Business). There were no holmium lasers sales to CorMedica in 1999. Sales of holmium lasers to CorMedica accounted for 6% of net sales in 1998.

Management will continue to invest in innovative product development and intends to continue to develop and expand its strategic business relationships while actively pursuing business combination or acquisition opportunities aimed at enhancing the generation of new revenues and increasing stockholder value.

Gross Profit

Gross profit for the year ended January 2, 2000 decreased $362,000 or 7% from 1998. As a percentage of net sales, gross profit was 57%, an increase from 52% in 1998. The increase in gross profits as a percentage of net sales was primarily attributable to the inclusion of laser sales to CorMedica in 1998 which carried a lower gross profit, for which there were no comparable sales in 1999. Also contributing to the increase in gross profit as a percentage of net sales was a 6% decrease in manufacturing expenses in 1999 as compared to 1998. The decrease in manufacturing expenses was primarily attributed to reductions in headcount at the end of the second quarter of 1999 in response to the discontinuance of the CorMedica new product venture.

Gross profit for the year ended January 3, 1999 decreased $1,966,000 or 29% from 1997. As a percentage of net sales, gross profit was 52% in 1998, down from 59% in 1997. The decrease in gross profit as a percentage of net sales resulted from the inclusion in 1997 of initial contract development fees with no direct cost for which there were no comparable fees in 1998.

Operating Expenses

Selling, general and administrative expenses were $4,427,000 in 1999, compared to $5,944,000 in 1998, a decrease of 26%. The decrease was primarily attributable to the continuing efforts of Registrant to reduce expenses to a level commensurate with current sales levels. In 1999, these reductions were comprised primarily of personnel and related expense reductions.

Selling, general and administrative expenses were $5,944,000 in 1998, compared to $6,613,000 in 1997, a decrease of 10%. The comparative decrease was due primarily to significantly lower legal fees in 1998 due to the settlement in 1997 of two outstanding lawsuits. In 1998, Registrant reduced operating expenses where appropriate relative to the lower level of net sales being experienced.

Product Development

Product development costs were $741,000, $1,179,000, and $910,000 in 1999, 1998 and 1997, respectively. The decrease in 1999 as compared to 1998 was due primarily to a decrease in laser system development consulting charges associated with the discontinuance of the CorMedica product venture. The increase in 1998 over 1997 was due principally to increased manpower and other expenditures associated with Registrant's private label and ENT and Neurosurgery product development efforts.

Non-Recurring Charges (Credits)

In 1999, SLT recorded a non-recurring charge of $1,440,000. This non-recurring charge consisted of $719,000 in charges related to the discontinuance of certain new product ventures, a $539,000 charge to reserve for excess inventories and a $182,000 charge for severance and related costs associated with headcount reductions made in response to the discontinuance of the new product ventures.

In 1998, Registrant recorded a non-recurring charge related to the impending sale of SLT's former headquarters facility in Oaks, Pennsylvania, which was completed in June 1999. The charge consisted of a $325,000 write-down of the asset necessitated by the terms of the sale and $160,000 in accrued closing costs.

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

Other Income

Other income primarily consisted of facility-related income and expense items. Other income was $194,000 in 1999 and $407,000 in 1998, a decrease of $213,000 or 52%. The comparative decrease in other income was attributable to the sale of Registrant's property in Oaks, Pennsylvania on June 30, 1999. Other income increased $41,000, to $407,000 in 1998 as compared to the other income level of $366,000 in 1997.

Interest

Net interest expense of $34,000 in 1999 decreased $241,000 or 88% from net interest expense of $275,000 in 1998. The comparative decrease was primarily attributable to the elimination of mortgage interest payments as a result of the sale of Registrant's property in Oaks, Pennsylvania on June 30, 1999. Net interest expense in 1998 of $275,000 was relatively constant with net interest expense of $282,000 in 1997.

Income Taxes

There was no tax provision in 1999 due to net losses incurred. The tax provision in 1998 and 1997 of $3,000 and $12,000 respectively, was for state income taxes. Registrant expects that its effective tax rate for 2000 will remain significantly lower than the statutory rate due to continued availability of its net operating loss carryforwards and tax credit carryforwards.

Liquidity and Capital Resources

Cash, cash equivalents and short-term investments at January 2, 2000 were $3,749,000, a decrease of $2,274,000 over the January 3, 1999 balance of $6,023,000. Registrant invests its excess cash in high- quality, liquid, short-term investments. The decrease in cash, cash equivalents and short-term investments was primarily attributable to the maturity of Registrant's 8% subordinated notes in the amount of $1,621,000 on July 30, 1999. Restricted cash and cash equivalents at January 2, 2000 consisted of $45,000 held in escrow for payment of taxes related to the sale of Registrant's property in Oaks, Pennslyvania. Restricted cash and cash equivalents at January 3, 1999 consisted of a $100,000 certificate of deposit pledged to American United Life Insurance Company ("AULIC") as a condition of the first mortgage agreement with AULIC on the property in Oaks, Pennsylvania.

Registrant's $2,535,000 line of credit agreement with a bank expired on August 31, 1999. Registrant is currently seeking a new banking relationship and expects to secure a new line of credit. Prior to the expiration of the line of credit, the line provided for a $535,000 sub-line for letters of credit. Under its sub-line, Registrant issued a letter of credit for $389,000 at January 3, 1999 in favor of Montgomery County Industrial Development Corporation ("MCIDC") under the terms of the Mortgage and Security Agreement. Due to the sale of Registrant's property in Oaks, Pennsylvania on June 30, 1999, that letter of credit was no longer necessary. Borrowings on the line were secured by accounts receivable and inventories and had an interest rate of the bank's prime rate plus 1/2%. Borrowings on the line were subject to certain covenants, as defined, with which Registrant was in compliance at all times.

In 1999, net cash used in operating activities was $437,000, which resulted principally from losses incurred of $1,883,000 offset by net non-cash adjustments of $2,292,000 and a decrease in accounts payable and accrued liabilities of $884,000. The net non-cash adjustments of $2,292,000 included non-recurring charges of $1,440,000. In 1998, net cash provided by operating activities was $117,000, which resulted principally from losses incurred of $2,552,000 offset by net non-cash adjustments of $1,515,000 and a decrease in accounts receivable and inventory of $488,000 and $588,000, respectively. The net non-cash adjustments of $1,515,000 included non-recurring charges of $485,000.

Net cash used in investing activities was $166,000 in 1999 compared to cash provided by investing activities of $1,741,000 in 1998. The decrease was principally due to the maturity of certain short-term investments of $1,909,000 during 1998 compared to the purchase of certain short-term investments of

$388,000 during 1999, offset in part by the cash receipt in 1999 of $398,000 from the sale of the property in Oaks Pennsylvania.

Net cash used in financing activities was $2,058,000 in 1999, compared to net cash used in financing activities of $475,000 in 1998. The increase was the result of Registrant's cash payment of $1,621,000 to the noteholders of Registrant's 8% subordinated notes which matured on July 30, 1999.

Management believes that Registrant's current cash position will be sufficient to fund operations and meet its commitments for long-term debt (see Note 8 of Notes to Consolidated Financial Statements), other commitments and contingencies (see Note 15 of Notes to Consolidated Financial Statements) and capital expenditures.

Management believes that inflation has not had a material effect on operations for the three years in the period ended January 2, 2000.

Year 2000 Compliance

The Year 2000 issue related to Registrant's hardware and software programs as well as Registrant's non-information technology, such as its telephone and security system, did not result in any disruption of its business operations. Registrant incurred Year 2000 costs of $8,000, which represented payment for new software.

There were no Year 2000 related trends, such as increased purchases from customers or changes in spending patterns, that had a material impact on the results of operations.

As of March 15, 2000, Registrant has not encountered any material Year 2000 compliance issues with direct third parties, such as banks, service providers or suppliers. It is not possible to state with certainty that all such third parties are compliant, or that the operations of such third parties have not been materially impacted by other parties with whom they themselves have a material relationship, and who have failed to timely become Year 2000 compliant. Consequently, it is not possible to predict whether or to what extent the Year 2000 issues may have an adverse material impact on Registrant as a result of their impact on the operations of the third parties with whom Registrant has a material relationship. For example, the failure to be Year 2000 compliant by a supplier with whom Registrant has a material relationship could cause significant disruption in Registrant's ability to submit and receive orders, which could have a material adverse effect on Registrant's financial condition.

Registrant will continually monitor its relationships with third parties to ensure they are Year 2000 compliant. If Registrant learns that one of these third parties is not Year 2000 compliant, Registrant's contingency plan would include replacing such third party.

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

Patents and Proprietary Technologies. Registrant's ability to compete effectively with other companies depends, in part, on its ability to protect and maintain the proprietary nature of its technology. Registrant owns sixteen United States patents, several Japanese patents and a number of issued foreign patents and pending patent applications for its products. Registrant treats its design and technical data as confidential, and relies on nondisclosure safeguards, such as confidentiality agreements, laws protecting trade secrets and agreements to protect proprietary information. Registrant has incurred substantial costs in enforcing its patents against infringement by others and defending itself against similar claims of others. Although Registrant has been successful to date in disputes involving the validity and enforceability of its patents and in defending itself against claims by others of patent infringement, there can be no assurance that Registrant will continue to be successful in such matters in the future or that Registrant's patents or other proprietary rights, even if continuing to be held valid, will be broad enough in scope to enable Registrant to prevent third parties from producing products using similar technologies or processes.

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

Registrant seeks to expand its product offerings through both internal development and acquisition of products and/or companies. No assurance can be given that Registrant will be successful in carrying out an acquisition strategy or if an acquisition is made, that the acquisition will be successfully integrated and result in increased revenues and profits.

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

Nasdaq Listing Requirements. Registrant's Common Stock is traded on the Nasdaq SmallCap market. In 1997, Nasdaq modified its listing requirements with which Registrant was required to comply in order to remain listed on the Nasdaq Stock Market. In January 1999, Registrant requested and received Nasdaq's approval to move the market in which the Common Stock is traded from the Nasdaq National Market to the Nasdaq SmallCap Market, due primarily to Registrant's inability to satisfy the minimum public float requirement for the Nasdaq National Market. Although Registrant's stock price has remained above Nasdaq's $1.00 minimum bid requirement since the one-for-five reverse split of the Common Stock was implemented in January 1999, no assurance can be given that the bid price of Registrant's Common Stock will remain above the $1.00 minimum, or that Registrant will continue to meet the other listing requirements required by the Nasdaq SmallCap Market.

Item 8. Financial Statements and Supplementary Data. Page


Report of Independent Public Accountants................................................................. 21
Consolidated Balance Sheets at January 2, 2000 and January 3, 1999....................................... 22
Consolidated Statements of Operations for each of the three years in the period ended
    January 2, 2000...................................................................................... 23
Consolidated Statements of Stockholders' Equity for each of the three years in the period ended
    January 2, 2000...................................................................................... 24
Consolidated Statements of Cash Flows for each of the three years in the period ended
    January 2, 2000...................................................................................... 25
Notes to Consolidated Financial Statements............................................................... 26
Schedule II - Valuation and Qualifying Accounts.......................................................... 40


All other schedules are omitted because of the absence of conditions under which they are required or because the required information is included in the Consolidated Financial Statements or Notes thereto.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Surgical Laser Technologies, Inc.:

We have audited the accompanying consolidated balance sheets of Surgical Laser Technologies, Inc. (a Delaware corporation) and Subsidiaries as of January 2, 2000 and January 3, 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended January 2, 2000. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Surgical Laser Technologies, Inc. and Subsidiaries as of January 2, 2000 and January 3, 1999, and the results of their operations and their cash flows for each of the three years in the period ended January 2, 2000 in conformity with generally accepted accounting principles.

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



Philadelphia, PA
January 21, 2000

Surgical Laser Technologies, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(In thousands, except for par values)



                                                                               Jan. 2, 2000          Jan. 3, 1999
                                                                               ------------          ------------
Assets
Current assets:
     Cash and cash equivalents (Note 1)                                             $   277                $ 2,938
      (including restricted amounts of $45 and $100)
     Short-term investments (Note 1)                                                  3,472                  3,085
     Accounts receivable, net of allowance for doubtful accounts
       of $489 and $138                                                               1,210                  1,437
     Inventories (Note 2)                                                             1,793                  2,540
     Other                                                                               51                    437
----------------------------------------------------------------------------------------------------------------------
              Total current assets                                                    6,803                 10,437
Property and equipment, net (Note 3)                                                    612                  1,191
Property held for sale, net (Note 3)                                                      -                  4,339
Patents and licensed technology, net (Note 4)                                           516                    544
Other assets                                                                             89                    137
----------------------------------------------------------------------------------------------------------------------
              Total assets                                                          $ 8,020                $16,648
======================================================================================================================
Liabilities and Stockholders' Equity
Current liabilities:
     Current portion of long-term debt                                              $   163                $ 2,196
     Accounts payable                                                                   515                    763
     Accrued liabilities (Note 7)                                                       604                  1,130
----------------------------------------------------------------------------------------------------------------------
              Total current liabilities                                               1,282                  4,089
----------------------------------------------------------------------------------------------------------------------
Long-term debt (Note 8)                                                                  16                  3,965
----------------------------------------------------------------------------------------------------------------------
Commitments and Contingencies (Note 15)

Stockholders' equity:
     Common stock, $.01 par value, 30,000 shares authorized,
         1,978 shares issued and outstanding                                             20                     20
     Additional paid-in capital                                                      33,033                 33,033
     Accumulated deficit                                                            (26,321)               (24,438)
     Deferred compensation                                                              (10)                   (21)
----------------------------------------------------------------------------------------------------------------------
              Total stockholders' equity                                              6,722                  8,594
----------------------------------------------------------------------------------------------------------------------
              Total liabilities and stockholders' equity                            $ 8,020                $16,648
======================================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

Surgical Laser Technologies, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

                                                                             For the Year Ended
                                                              Jan. 2, 2000       Jan. 3, 1999       Dec. 28, 1997
                                                              ------------       ------------       -------------

Net sales                                                            $7,951           $9,393            $11,665
Cost of sales                                                         3,386            4,466              4,772
----------------------------------------------------------------------------------------------------------------------
Gross profit                                                          4,565            4,927              6,893
----------------------------------------------------------------------------------------------------------------------
Operating expenses:
     Selling, general and administrative                              4,427            5,944              6,613
     Product development                                                741            1,179                910
     Non-recurring charges (credits) (Note 10)                        1,440              485               (177)
----------------------------------------------------------------------------------------------------------------------
                                                                      6,608            7,608              7,346
----------------------------------------------------------------------------------------------------------------------
Operating loss                                                       (2,043)          (2,681)              (453)

Other income                                                           (194)            (407)              (366)
Interest expense                                                        304              593                649
Interest income                                                        (270)            (318)              (367)
----------------------------------------------------------------------------------------------------------------------
Loss before income taxes                                             (1,883)          (2,549)              (369)

Income taxes                                                              -                3                 12
----------------------------------------------------------------------------------------------------------------------
Net loss                                                            ($1,883)         ($2,552)             ($381)
======================================================================================================================
Basic and diluted loss per share (Note 1)                            ($0.95)          ($1.29)            ($0.19)
======================================================================================================================
Weighted average shares used in calculation of basic and              1,978            1,978              1,977
 diluted loss per share
======================================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

Surgical Laser Technologies, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)


                                                                Additional
                                                  Common         Paid-In         Accumulated          Deferred
                                                  Stock          Capital           Deficit       Compensation          Total
                                              --------------- --------------- ------------------ ------------------- -----------
Balance, December 29, 1996                         $20            $32,793          ($21,505)           $  -           $11,308
Conversion of subordinated notes to
  common stock (6 shares)                            -                 27                 -               -                27
Stock warrants issued (Note 9)                       -                403                 -               -               403
Net loss                                             -                  -              (381)              -              (381)
-------------------------------------------------------------------------------------------------------------------------------
Balance, December 28, 1997                          20             33,223           (21,886)              -            11,357
-------------------------------------------------------------------------------------------------------------------------------
Conversion of subordinated notes to
  common stock (2 shares)                            -                  9                -                -                 9
Stock warrants cancelled (Note 9)                    -               (232)               -                -              (232)
Stock options issued for
Net loss                                             -                  -            (2,552)              -            (2,552)
-------------------------------------------------------------------------------------------------------------------------------
Balance, January 3, 1999                            20             33,033           (24,438)             (21)           8,594
-------------------------------------------------------------------------------------------------------------------------------
Amortization of deferred
  compensation                                       -                  -                -                11               11
Net loss                                             -                  -            (1,883)              -            (1,883)
-------------------------------------------------------------------------------------------------------------------------------
Balance, January 2, 2000                           $20            $33,033          ($26,321)            ($10)          $6,722
===============================================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

Surgical Laser Technologies, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)


                                                                                For the Year Ended
                                                                  Jan. 2, 2000       Jan. 3, 1999      Dec. 28, 1997
                                                                  ------------       ------------      -------------
Cash Flows From Operating Activities:
   Net loss                                                        ($1,883)          ($2,552)               ($381)
   Adjustments to reconcile net loss to net cash provided by
    (used in) operating activities:
      Depreciation and amortization                                    912             1,055                1,086
      Imputed interest                                                 (15)              (25)                 (16)
      Non-recurring charges                                          1,440               485                  847
      Provision for bad debt                                            25                 -                    -
      Gain on sale of property held for sale                           (70)                -                    -
  (Increase) decrease in assets:
     Accounts receivable                                              (169)              488                  974
     Inventories                                                       153               588                  285
     Other current assets                                               95                 8                 (310)
     Other assets                                                      (41)               95                    2
  Increase (decrease) in liabilities:
     Accounts payable                                                 (248)              251                 (265)
     Accrued liabilities                                              (636)             (276)              (1,235)
-------------------------------------------------------------------------------------------------------------------
       Net cash provided by (used in) operating activities            (437)              117                  987
-------------------------------------------------------------------------------------------------------------------
Cash Flows From Investing Activities:
    Sale of property held for sale                                    398                  -                    -
    (Purchases) sales of short-term investments                      (388)             1,909               (1,669)
    Additions to property and equipment                              (144)               (99)                (154)
    Patent costs                                                      (32)               (85)                 (46)
    (Purchase) cancellation of  marketing agreement                     -                 16                 (103)
-------------------------------------------------------------------------------------------------------------------
       Net cash provided by (used in) investing activities           (166)             1,741               (1,972)
-------------------------------------------------------------------------------------------------------------------
Cash Flows From  Financing Activities:
   Payments on long-term debt                                      (2,058)              (475)                (426)
   Issuance of stock warrants                                           -                  -                  171
-------------------------------------------------------------------------------------------------------------------
          Net cash used in financing activities                    (2,058)              (475)                (255)
-------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents               (2,661)             1,383               (1,240)

Cash and Cash Equivalents, Beginning of Year                        2,938              1,555                2,795
-------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents, End of Year                               $277             $2,938               $1,555
===================================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

Surgical Laser Technologies, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 2, 2000

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

Beginning in 1997 and continuing in 1998 and 1999, SLT expanded its product offerings to include non-laser based products specifically targeted at the Otolaryngology and Head and Neck and Neurosurgery (ENT and Neurosurgery) markets. Those new product offerings include a line of reusable handheld instruments and products for the control of bleeding and suction/irrigation.

Fiscal Year
SLT's fiscal year is the 52 or 53-week period ending the Sunday nearest to December 31. Fiscal year 1999 included 52 weeks, fiscal year 1998 included 53 weeks, and fiscal year 1997 included 52 weeks.

Cash and Cash Equivalents
SLT invests its excess cash in highly liquid short-term investments. SLT considers short-term investments that are purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents consisted of the following at:

                                                  January 2, 2000                   January 3, 1999
                                                  ---------------                   ---------------
(In thousands)
Cash and money market accounts                          $277                          $  898
Commercial paper                                          -                            1,494
Repurchase agreements                                     -                              446
Certificates of deposit-restricted                        -                              100
---------------------------------------------------------------------------------------------------------------
                                                        $277                          $2,938
===============================================================================================================

Restricted cash at January 2, 2000 consisted of $45,000 held in escrow for payment of taxes related to the sale of SLT's property in Oaks, Pennsylvania (see Note 3). Restricted cash and cash equivalents at January 3, 1999 consisted of a $100,000 certificate of deposit pledged to American United Life Insurance Company ("AULIC"), as a condition of the first mortgage agreement with AULIC on the property held for sale (see Note 8).

Short-term Investments
Pursuant to Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"), SLT has classified its entire portfolio of short-term investments as available for sale as they are available to support current operations or to take advantage of other investment opportunities. Securities available for sale are stated at fair value with unrealized gains and losses included in stockholders' equity. Dividend and interest income is recognized when earned and is recorded in interest income. The amortized cost of debt securities is adjusted for accretion of discounts to maturity. Such amortization is also included in interest income. SLT currently invests only in high-quality, short-term securities in accordance with its investment policy. As such, there were no significant differences between amortized cost and estimated fair value at January 2, 2000 or January 3, 1999. Additionally, because investments are short-term and are generally allowed to mature, unrealized gains and losses for both years have been minimal.

The following table represents the estimated fair value breakdown of short-term investments by category:

                                               January 2, 2000             January 3, 1999
                                               ---------------             ---------------
(In thousands)
U.S. Government securities                        $1,207                     $1,731
U.S. corporate debt securities                       772                      1,354
Commercial paper                                     884                          -
Certificates of deposit                              360                          -
Asset backed securities                              249                          -
-------------------------------------------------------------------------------------------------
                                                  $3,472                     $3,085
=================================================================================================

The estimated fair value of short-term investments at January 2, 2000 due in one year and due after one year was $2,916,000 and $556,000, respectively.

Property, Equipment, Depreciation and Amortization
Property and equipment are recorded at cost. Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets, primarily 3 to 10 years for demonstration equipment, furniture and office equipment, machinery and equipment, and 30 years for buildings. Leasehold improvements are amortized over the lesser of their useful lives or the lease term. Depreciation expense was $788,000 in 1999, $974,000 in 1998 and $961,000 in 1997.
Expenditures for major renewals and betterments to property and equipment are capitalized, while expenditures for maintenance and repairs are charged to operations as incurred.

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

Patent Costs

Costs incurred to obtain or defend patents are capitalized and amortized over the shorter of their estimated useful lives or eight years. Capitalized litigation costs are netted against recoveries if and when a recovery is attained (see Note 4). As of January 2, 2000, there are no capitalized litigation costs recorded.

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

Supplemental Cash Flow Information
Interest paid was $298,000, $593,000 and $649,000 in 1999, 1998 and 1997,
respectively. There were no income taxes paid in 1999 due to net losses incurred. Income taxes paid in 1998 and 1997 were immaterial.

In connection with the sale of SLT's property in Oaks, Pennsylvania, (see Notes 3 and 8), the mortgages, having a balance of $3,922,000 at the time of the sale, were assumed by the buyer.

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

For the years ended January 2, 2000, January 3, 1999 and December 28, 1997, SLT has reported earnings per share on the face of the income statement. SLT had common stock options and common stock warrants outstanding of 399,000, 395,000, 513,000 at January 2, 2000, January 3, 1999 and December 28, 1997, respectively. Due to SLT's net loss position in 1999, 1998 and 1997, the inclusion of common share equivalents had an anti-dilutive effect when calculating diluted earnings per share and, as a result, diluted EPS was equivalent to basic EPS for those years. All earnings per share calculations have been restated for the effect of the one-for-five reverse Common Stock split implemented on January 8, 1999, (see
Note 6).

Impairment of Long-Lived Assets
Pursuant to Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," SLT is required to evaluate the impairment of long-lived assets and certain identifiable intangible assets on a periodic basis. SLT reviews the realizability of its long-lived assets and other intangibles by analyzing the projected undiscounted cash flows and adjusts the net book value of the recorded assets when necessary. No such adjustments have been recorded in 1999, 1998 or 1997, except as discussed in Note 10.

Note 2
Inventories:
(In thousands)


                                                                       January 2, 2000           January 3, 1999
                                                                       ---------------           ---------------

Raw materials and work-in-process (see Note 10)                            $1,023                     $1,691
Finished goods                                                                770                        849
-----------------------------------------------------------------------------------------------------------------------
                                                                           $1,793                     $2,540
=======================================================================================================================

Note 3
Property and Equipment and Property Held for Sale:
(In thousands)


                                                                        January 2, 2000           January 3, 1999
                                                                        ---------------           ---------------
Property and equipment:
  Furniture and office equipment                                             $3,690                     $3,608
  Machinery and equipment                                                     2,538                      2,588
  Demonstration equipment                                                       401                        419
  Leasehold improvements                                                        109                        165
-----------------------------------------------------------------------------------------------------------------------
                                                                              6,738                      6,780
Less-Accumulated depreciation and amortization                               (6,126)                    (5,589)
-----------------------------------------------------------------------------------------------------------------------
Property and equipment, net                                                    $612                     $1,191
=======================================================================================================================

At January 2, 2000 and January 3, 1999, net property and equipment included $22,000 and $150,000 respectively, for assets recorded under capitalized lease arrangements. The related lease obligation of $179,000 and $494,000, was included in long-term debt at January 2, 2000 and January 3, 1999, respectively (see Note 8).



                                                          January 2, 2000           January 3, 1999
                                                          ---------------           ---------------
Property held for sale:
  Building held for sale                                    $       -                  $5,722
  Land held for sale                                                -                     750
-------------------------------------------------------------------------------------------------------
                                                                    -                   6,472
Less: Accumulated depreciation and amortization                     -                  (2,133)
-------------------------------------------------------------------------------------------------------
Property held for sale, net                                 $       -                  $4,339
=======================================================================================================

In July 1996, SLT relocated its administration, research and manufacturing operations from its owned and leased facilities in Oaks, Pennsylvania to a leased facility in Montgomeryville, Pennsylvania. In July 1996, SLT entered into an agreement to sublease the owned facility in Oaks, Pennsylvania for three years. The agreement provided for a purchase option. The excess of the lease income over the depreciation expense and facility costs was recorded as other income in the accompanying consolidated statements of operations. The net property held for sale included non-recurring charges of $325,000 in 1998 (see
Note 10).

On June 30, 1999, SLT sold the property to the subleassee. At the time of the sale, the property had a cost basis of $6,427,000 and accumulated depreciation of $2,235,000. In connection with the sale, the mortgages having a balance at June 30, 1999 of $3,922,000 were assumed by the buyer (see Note 8). The cash payment received by SLT at the time of sale was $398,000, which included $45,000 of restricted cash held in escrow for payment of certain taxes.

Note 4
Patents and Licensed Technology:
(In thousands)


                                                                           January 2, 2000         January 3, 1999
                                                                           ---------------         ---------------

Patents, net of accumulated amortization of $561 and $482                        $484                   $530
Licensed technology, net of accumulated amortization of $7 and $9                  32                     14
---------------------------------------------------------------------------------------------------------------------
                                                                                 $516                   $544
---------------------------------------------------------------------------------------------------------------------

Note 5
Common Stock Reverse Split:

On January 8, 1999, following Board of Director and stockholder approval, SLT amended its Restated Certificate of Incorporation to effect a one-for-five reverse split of the shares of SLT's Common Stock. All stockholders owning five or more shares of SLT's Common Stock at the effective date received one share of Common Stock in replacement for each five shares they held prior to the reverse split. For those conversions resulting in fractional shares and for each stockholder owning fewer than five common shares at the effective date, the stockholder was entitled to receive cash in lieu of a fractional share at $0.41 per pre-split share. Par value of the Common Stock remained unchanged at $0.01 For all periods presented, references to the number of common shares, stock options, stock warrants and earnings per share amounts in the consolidated financial statements and related footnotes have been restated as appropriate to reflect the effect of the reverse split.

Note 6
Short-Term Borrowings:

SLT's $2,535,000 line of credit agreement with a bank expired on August 31, 1999. SLT is currently seeking a new banking relationship and expects to secure a new line of credit. Prior to the expiration of the line of credit, the line provided for a $535,000 sub-line for letters of credit. Under its sub-line, SLT issued a letter of credit for $389,000 at January 3, 1999 in favor of Montgomery County Industrial Development Corporation ("MCIDC") under the terms of the Mortgage and Security Agreement. Due to the sale of SLT's property in Oaks, Pennsylvania on June 30, 1999, that letter of credit was no longer necessary. Borrowings on the line were secured by accounts receivable and inventories and had an interest rate of the bank's prime rate plus 1/2%. Borrowings on the line were subject to certain covenants, as defined, with which SLT was in compliance.

Note 7
Accrued Liabilities:
(In thousands)

                                                          January 2, 2000         January 3, 1999
                                                          ---------------         ---------------

Facility related accruals (see Note 10)                        $166                  $  482
Deferred revenues                                               124                     225
Accrued compensation                                            169                     205
Other                                                           145                     218
------------------------------------------------------------------------------------------------------
                                                               $604                  $1,130
======================================================================================================


Note 8
Long-term Debt:
(In thousands)


                                                             January 2, 2000          January 3, 1999
                                                             ---------------          ---------------
Mortgage loans on property held for sale (see Note 3)           $    -                    $4,043
Convertible subordinated notes                                       -                     1,624
Capital lease obligations (see Note 3)                             179                       494
-----------------------------------------------------------------------------------------------------------
                                                                   179                     6,161
Less: Current portion                                             (163)                   (2,196)
-----------------------------------------------------------------------------------------------------------
                                                                $   16                    $3,965
===========================================================================================================

At January 2, 2000 and January 3, 1999, the estimated fair value of long-term debt described above was approximately the same as the carrying amount of such debt.

On June 30, 1999, SLT sold its property in Oaks, Pennsylvania. In connection with the sale, the mortgages, having a balance on June 30, 1999 of $3,922,000, were assumed by the buyer (see Note 3).

On July 30, 1999, SLT's 8% subordinated notes matured and, as a result, SLT paid $1,621,000 to the noteholders to satisfy the remaining principal balance outstanding. The notes were issued as part of a settlement of certain stockholders class-action litigation against SLT and certain directors and officers in 1992. The notes were convertible at the option of the holders into shares of SLT's Common Stock at a conversion price of $22.50, as adjusted for the one-for-five reverse Common Stock split (see Note 5), and may have been prepaid, without penalty, if the fair value of SLT's common stock exceeded 125% of the conversion price for a specified period.

The obligations under capital leases are at fixed interest rates ranging from 9.5% to 13.44% and are collateralized by the related property and equipment (see
Note 3).

Future minimum payments for property under capital leases are as follows (in thousands of dollars):

Year                                                                   Amount
-------------------------------------------------------------------------------
2000                                                                    $174
2001                                                                      10
2002                                                                       9
-------------------------------------------------------------------------------
Total minimum lease obligation                                           193
Less:  Interest                                                          (14)
-------------------------------------------------------------------------------
Present value of total minimum lease obligation                         $179
===============================================================================


Note 9
Common Stock Options and Common Stock Warrants:

Common Stock Options:
All common stock option and warrant information presented in this note, including the number and prices of options and warrants, has been restated for the effect of the one-for-five reverse split of Common Stock implemented on January 8, 1999 (see Note 5).

Under SLT's 1986 Non-Qualified Stock Option Plan, 1986 Incentive Stock Option Plan, Equity Incentive Plan and Second Amended and Restated Stock Option Plan for Outside Directors (the "Option Plans"), an aggregate of 482,365 shares of common stock may be issued pursuant to options that may be granted to certain officers, directors, key employees and others. Options under all plans expire no more than 10 years from the date of grant and have varying vesting schedules.

In February 1996, the 1986 Non-Qualified Stock Option Plan and the 1986 Incentive Stock Option Plan expired by their terms with respect to any future grants. At January 2, 2000, these plans had options to purchase no shares of common stock outstanding and exercisable.

On December 31, 1997, options to purchase 79,520 shares of common stock were forfeited. SLT has presented all option disclosures as if these options had been forfeited on December 28, 1997, its fiscal year end.

SLT accounts for the Option Plans under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for the Option Plans been determined consistent with SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), SLT's net loss would have been increased by approximately $52,000, $323,000 and $294,000 for the years ended January 2, 2000, January 3, 1999 and December 28, 1997 respectively. SLT's net loss per share would have been increased by approximately $0.03, $0.16 and $0.15 for the years ended January 2, 2000, January 3, 1999, and December 28, 1997, respectively.

The per share fair value of options granted during the years ended January 2, 2000, January 3, 1999 and December 28, 1997, was estimated at $0.81, $2.93 and $3.13, respectively. There were no options granted below market or above market during the three years. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rate of 5.56%, 5.56% and 6.35% for 1999, 1998 and 1997 grants, respectively; an expected life of five years, five years, and eight years for 1999, 1998 and 1997 grants, respectively; dividend yield of zero for all grants; and volatility of 50.6%, 49.5% and 47.6% for 1999, 1998 and 1997 grants, respectively. Because the SFAS 123 method of accounting is not required to be applied to options granted prior to January 2, 1995, the resulting pro forma compensation charge may not be representative of that which may be expected in future years.

The following table summarizes the transactions of SLT's Option Plans for the three year period ended January 2, 2000:

                                                                            Option            Average
                                                           Shares             Price             Price
--------------------------------------------------------------------------------------------------------
Outstanding options at December 29, 1996                    384,129        $6.25-75.00          $18.55
Granted                                                     101,800          5.65-9.55            7.15
Forfeited                                                  (192,099)        5.95-75.00           20.30
--------------------------------------------------------------------------------------------------------
Outstanding options at December 28, 1997                    293,830         5.65-75.00           13.45
Granted                                                      49,200          1.72-7.03            5.86
Forfeited                                                   (38,168)        1.72-75.00           15.47
--------------------------------------------------------------------------------------------------------
Outstanding options at January 3, 1999                      304,862         2.03-75.00           11.98
Granted                                                     105,700          1.56-2.50            1.60
Forfeited                                                  (102,012)        1.63-75.00            8.83
--------------------------------------------------------------------------------------------------------
Outstanding options at January 2, 2000                      308,550        $1.56-75.00           $9.46
========================================================================================================


At January 2, 2000, there were 168,099 options vested and exercisable and 173,815 options were available for grant. The following table summarizes the options outstanding and exercisable by price range at January 2, 2000:


                                         OPTIONS OUTSTANDING                                   OPTIONS EXERCISABLE
                                         -------------------                                   -------------------
                                                      Weighted        Weighted
                                                       Average         Average
      Range of Exercise               Number         Remaining        Exercise          Number     Weighted Average
                 Prices           Outstanding  Contractual Life          Price     Exercisable       Exercise Price
--------------------------------------------------------------------------------------------------------------------
                $1.56-$1.63            96,900          9.52             $1.59               -               $  -
                  2.03-6.25            69,700          7.09              5.76          49,004               5.95
                 7.03-12.50            71,200          6.61              8.53          49,725               9.02
                13.13-32.50            63,690          3.80             21.76          62,310              21.95
                52.08-75.00             7,060          0.37             52.60           7,060              52.60
--------------------------------------------------------------------------------------------------------------------
               $1.56-$75.00           308,550          6.91             $9.46         168,099             $14.75
====================================================================================================================

Common Stock Warrants:

During 1997, Registrant acquired exclusive worldwide rights to certain new products and medical devices used in minimally invasive otolaryngology and head and neck (ENT) surgery pursuant to an agreement with MedTREK Corporation.

In accordance with the terms of the agreement with MedTREK, SLT issued 300,000 stock warrants to MedTREK in 1997. The value of the warrants at December 28, 1997 was $232,000. During 1998, SLT concluded that certain products under the agreement would not be commercialized and that it was improbable that the predetermined revenue targets necessary to vest the warrants would be achieved. Therefore, in December 1998, SLT wrote-off the value of the warrants.

In July 1997, SLT entered into an agreement to develop and supply certain laser-related devices. In connection with this agreement, SLT issued a warrant to purchase 40,000 shares of SLT's common stock with an exercise price of $10.00 per share. In December 1997, SLT issued an additional warrant to purchase 40,000 shares of common stock with an exercise price of $10.00 per share. Both warrants will expire on December 31, 2002. SLT recorded the $171,000 value of these warrants as an increase to additional paid-in capital and an offset to revenue earned under the agreement. At January 2, 2000, 80,000 warrants were exercisable for an exercise price of $10.00.

Note 10
Non-recurring Items:

In 1999, SLT recorded a non-recurring charge of $1,440,000. This non-recurring charge consisted of $719,000 in charges related to the discontinuance of certain new product ventures, a $539,000 charge to reserve for excess inventories and a $182,000 charge for severance and related costs associated with headcount reductions made in response to the discontinuance of the new product ventures.

The 1998 non-recurring charge represented costs on the impending sale of SLT's former headquarters facility in Oaks, Pennsylvania, which was completed in June 1999. The charge consisted of a $325,000 write-down of the facility (see Note 3) necessitated by the terms of the then impending sale and $160,000 in accrued closing costs (see Note 7).

In 1997, SLT recorded non-recurring credits of $177,000, which was the net effect of recording a benefit of $1,000,000 from the settlement of litigation, offset in part by non-recurring charges of $542,000 related to SLT's former headquarters facility in Oaks, Pennsylvania (see Note 3) and $281,000 related to SLT's former manufacturing facility in Kentucky. The $542,000 charge resulted from a write-down in the carrying value of the former headquarters facility necessitated by the terms under which the facility was expected to be sold at the end of the initial sublease term. The $281,000 charge resulted from the loss of a former tenant and the subsequent signing of a new tenant at a lesser rate.

Note 11
Retirement Savings Plan:

SLT has a defined contribution retirement plan that provides all eligible employees an opportunity to accumulate funds for their retirement. The plan is qualified under Section 401(k) of the Internal Revenue Code and provides for discretionary matching contributions by SLT of 50% of pretax contributions by an employee, up to a maximum of 3% of the employee's compensation. SLT did not make matching contributions in 1999, 1998 or 1997.

Note 12
Income Taxes:

SLT accounts for income taxes pursuant to Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 is an asset-and-liability approach that requires the recognition of deferred tax assets and liabilities for the expected tax consequences of events that have been recognized in SLT's consolidated financial statements or tax returns.

SLT recorded provisions of $0, $3,000, and $12,000 in 1999, 1998 and 1997, respectively. The provisions were for certain state income taxes; none was for federal alternative minimum taxes ("AMT"). No provision was recorded in 1999 due to losses incurred. Any other provisions, including accrual adjustments for prior periods, were completely offset by changes in the deferred tax valuation allowance, primarily due to the utilization of operating loss carryforwards.

Income tax expense consists of the following (in thousands of dollars):


                                                    1999           1998             1997
                                                    ----           ----             ----
Federal including AMT tax
     Current                                   $        -     $       -         $     -
     Deferred                                        (711)         (995)           (253)
State
     Current                                            -             3              12
     Deferred                                         (50)          (69)            (45)
-------------------------------------------------------------------------------------------
                                                     (761)       (1,061)           (286)
Change in valuation allowance                         761         1,064             298
-------------------------------------------------------------------------------------------
Income tax expense                             $        -    $        3        $     12
===========================================================================================

SLT has no income that is subject to foreign taxes.

A reconciliation of the effective tax rate with the federal statutory tax rate is as follows (in thousands of dollars):

                                                                 1999       1998      1997
                                                                 ----       ----      ----
Expected federal tax expense (benefit) at 34% rate              ($640)     ($867)    ($125)
Change in valuation allowance                                     761      1,064       298
Other, at 34% rate                                               (121)      (197)     (173)
State income tax                                                    -          3        12
--------------------------------------------------------------------------------------------
Income tax expense                                               $  -       $  3      $ 12
============================================================================================


As of January 2, 2000, SLT had approximately $25,068,000 of federal net operating loss carryforwards, which begin to expire in 2001. Included in the aggregate net operating loss carryforwards are $6,829,000 of tax deductions related to equity transactions, the benefit of which will be credited to stockholders' equity, if and when realized against taxes not reducible by other deductions. In addition, SLT had approximately $877,000 of federal tax credit carryforwards. The carryforwards began to expire in 1999 and will continue to expire in 2000 and thereafter. Net deductible temporary differences were approximately $5,959,000 at January 2, 2000.


The changes in the deferred tax asset are as follows (in thousands of dollars):

                                                                   1999                    1998
                                                                   ----                    ----
Beginning balance, gross                                         $11,382                $10,318
Net changes due to:
     Operating loss carryforwards, value at 35%                      488                    689
     Temporary differences, valued at 40%                            243                    325
     Carryforward & AMT credits                                       30                     50
-------------------------------------------------------------------------------------------------
Ending balance, gross                                             12,143                 11,382
Less:  valuation allowance                                        12,143                 11,382
-------------------------------------------------------------------------------------------------
Ending balance, net                                              $    -                 $     -
=================================================================================================

The ending balances of the deferred tax asset have also been fully reserved, reflecting the uncertainties as to realizability evidenced by SLT's historical results and the general market conditions being experienced.

Deferred tax assets (liabilities) are comprised of the following (in thousands of dollars):

                                                                  1999                     1998
                                                                  ----                     ----
Assets:
 Temporary differences, @40%
  Bad debts                                                     $   404                $    160
  Building loss                                                       -                     415
  Deferred R&D costs                                                993                   1,022
  Deferred revenues                                                  50                      90
  Depreciation                                                      134                       -
  Inventoriable costs                                                12                      37
  Inventory reserves                                                386                     316
  Legal costs                                                       248                     308
  Relocation reserve                                                 67                     129
  Severance                                                           7                      11
  Warranty                                                            4                       9
  Misc. temporary differences                                        78                      42
Loss carryforwards @35%                                           8,774                   8,285
Carryforward & AMT credits                                          986                     956
------------------------------------------------------------------------------------------------
Gross deferred tax assets                                        12,143                  11,780
------------------------------------------------------------------------------------------------
Liabilities:
  Depreciation @ 40%                                                  -                    (398)
-------------------------------------------------------------------------------------------------
Gross deferred tax liabilities                                        -                    (398)
-------------------------------------------------------------------------------------------------
Net deferred tax asset                                           12,143                  11,382
Deferred net tax asset, valuation allowance                     (12,143)                (11,382)
--------------------------------------------------------------------------------------------------
Net deferred tax asset, after valuation                         $      -               $      -
==================================================================================================

The average federal and state income tax rate (net of federal benefit) used to value operating loss carryforwards is 35%, due principally to more stringent usage requirements for loss carryforwards in the Commonwealth of Pennsylvania.

Note 13
Related Party Transactions:

A partner in the firm which acts as primary legal counsel to SLT is also a director and stockholder of SLT. In 1999, 1998 and 1997, the firm's legal fees were approximately $69,000, $58,000 and $324,000 respectively.

During 1994, SLT entered into a License Agreement with Fuller Research Corporation for certain fiber delivery system technology. The principal stockholder of Fuller Research Corporation was a director and an executive officer of SLT until November 1996. The licensed technology was patented by Fuller Research Corporation before its principal stockholder became an executive of SLT. SLT paid $45,000 in royalties under the terms of the license agreement in 1997. SLT terminated the license agreement effective February 28, 1998.

During 1994, SLT entered into an Investment Agreement with Kontron Instruments Holding N.V. ("Kontron Instruments") under the terms of which Kontron Instruments Group made a $2.0 million equity investment in SLT, representing a 7% ownership position. Kontron Instruments Holding N.V. is the parent company of Kontron Instruments Group, a European medical instruments manufacturer, which operated as SLT's market development and distribution partner throughout most of Europe for a portion of fiscal 1997 and all of fiscal 1996. SLT's sales to Kontron Instruments Group were $10,000, $53,000 and $112,000 for the fiscal years ended January 2, 2000, January 3, 1999 and December 28, 1997, respectively. Accounts receivable from sales to Kontron Instruments Group was $31,000 at January 2, 2000 and January 3, 1999. A member of SLT's Board of Directors served as Chief Executive Officer of Kontron Instruments Holding, N.V. until December 1998.

Note 14
Business Segment and Geographic Data:

SLT is engaged primarily in one business segment: the design, development, manufacture and marketing of laser products and other instruments for medical applications. SLT's customers are primarily hospitals and medical centers. For the years 1999, 1998, and 1997, SLT did not have material net sales to any one individual customer.

SLT reports net sales in the following categories (in thousands of dollars):

                                                               1999           1998         1997
                                                               ----           ----         ----
     Disposables and accessories                               $5,910        $6,310       $6,651
     Laser system sales, service and rental                     2,041         3,083        4,042
     Other                                                          -             -          972
     ---------------------------------------------------------------------------------------------
     Total net sales                                           $7,951        $9,393      $11,665
     =============================================================================================

For the years 1999, 1998 and 1997, there were no material net sales attributed to an individual foreign country. Net sales by geographic areas are as follows (in thousands of dollars):


                                     1999                1998               1997
                                     ----                ----               ----
     Domestic                      $7,043               $8,184            $9,822
     Foreign                          908                1,209             1,843
     -----------------------------------------------------------------------------
     Total Net Sales               $7,951               $9,393           $11,665
     =============================================================================


Note 15
Commitments and Contingencies:

SLT leases office space and equipment under various non-cancelable operating leases. For fiscal 1999, 1998 and 1997, rental payments were $511,000, $540,000, and $564,000, respectively, and related primarily to facilities in Montgomeryville, Pennsylvania and Hebron, Kentucky. The Hebron facility was vacated in 1991 as a result of SLT's decision to consolidate and relocate manufacturing and warehousing activities to Pennsylvania and has subsequently been sublet (see Note 10). Future minimum rental payments under operating leases are as follows (in thousands of dollars):


                                                  2000              2001
     --------------------------------------------------------------------------
     Minimum rental payments                     $410               $106
     Less:  Sublease payments                     (40)                -
     --------------------------------------------------------------------------
     Net rental payments                         $370               $106
     ==========================================================================

SLT has severance agreements with certain key executives and employees which create certain liabilities in the event of their termination of employment without cause, or following a change in control of SLT. The aggregate commitment in fiscal 2000 under these executive severance agreements, should all covered executives and employees be terminated other than for cause, was approximately $492,000 at January 2, 2000. Should all covered executives be terminated following a change in control of SLT, the aggregate commitment under these executive severance agreements at January 2, 2000 was approximately $337,000.

Note 16
Quarterly Financial Data (Unaudited):


                                                                    For the Quarter Ended
                                                              (In thousands, except per share)
----------------------------------------------------------------------------------------------------------------
1999                                                     April 4       July 4           Oct 3           Jan 2
----------------------------------------------------------------------------------------------------------------
Net sales                                                $2,262        $1,970          $1,915           $1,804
Gross profit                                              1,291         1,086           1,123            1,065
Net income (loss)(1)                                       (277)       (1,715)             47               62
Basic and diluted earnings (loss) per share              ($0.14)       ($0.87)          $0.02            $0.03
----------------------------------------------------------------------------------------------------------------
1998                                                    March 29       June 28        Sept. 27         Jan. 3
----------------------------------------------------------------------------------------------------------------
Net sales                                                $2,367        $2,284          $2,200           $2,542
Gross profit                                              1,326         1,246           1,186            1,169
Net loss (2)                                               (461)         (527)           (527)          (1,037)
Basic and diluted loss per share                         ($0.23)       ($0.27)         ($0.27)          ($0.52)
----------------------------------------------------------------------------------------------------------------
1997                                                    March 30      June 29        Sept. 28         Dec. 28
----------------------------------------------------------------------------------------------------------------
Net sales                                                $3,073        $2,904          $3,007           $2,681
Gross profit                                              1,728         1,631           1,910            1,624
Net income (loss) (3)                                      (197)         (282)             47               51
Basic and diluted earnings (loss) per share              ($0.10)       ($0.14)          $0.02            $0.03

(1) Includes a non-recurring charge of $1,440,000 for the quarter ended July 4, 1999 (see Note 10).
(2) Includes a non-recurring charge of $485,000 for the quarter ended January 3, 1999 (see Note 10).
(3) Includes a non-recurring credit of $177,000 for the quarter ended September 28, 1997 (see Note 10).

For all periods presented, basic and diluted earnings (loss) per share has been computed under the guidelines of SFAS No. 128 (see Note 1) and has been restated for the effect of the January 8, 1999 one-for-five reverse Common Stock split (see Note 5). In each period, the inclusion of common stock equivalents in the calculation of diluted earnings (loss) per share had an antidilutive effect on the calculation. As a result, diluted earnings (loss) per share was equivalent to basic earnings (loss) per share for each period presented.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

            COLUMN A                  COLUMN B         COLUMN C                        COLUMN D           COLUMN E
            --------                  --------         --------                        --------           --------
                                                         Additions Charged to
                                  Balance at
                                  Beginning of      Cost and         Other                             Balance at End
Description                       Period            Expenses         Accounts       Deductions (1)     of Period
---------------------------------------------------------------------------------------------------------------------
                                                            (In thousands)
FOR THE YEAR ENDED JANUARY 2,
  2000

Reserve for Doubtful Accounts      $138             $431               $4               $84                $489
====================================================================================================================

FOR THE YEAR ENDED JANUARY 3,
  1999

Reserve for Doubtful Accounts      $155                -                -               $17                $138
====================================================================================================================

FOR THE YEAR ENDED DECEMBER 28,
  1997

Reserve for Doubtful Accounts      $116             $ 73                -               $34                $155
====================================================================================================================

(1) Represents write-offs of specific accounts receivable.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

        Not applicable.

PART III

Item 10. Directors and Executive Officers of Registrant

Executive Officers

Certain information about the executive officers of Registrant as of March 15, 2000 is as follows:


Name                           Age     Positions held with Registrant
----                          ----     -------------------------------

Michael R. Stewart             42      President and Chief Executive Officer, Vice President,
                                       Finance and Chief Financial Officer

Davis Woodward                 53      Chief Financial Officer, Vice President, Legal & Tax Affairs
                                       and Secretary


Michael R. Stewart has served as President and Chief Executive Officer since July 1999. From October 1990 to July 1999, Mr. Stewart served as Vice President and Chief Financial Officer.

Davis Woodward has served as Vice President and Chief Financial Officer since October 1999 and served as Vice President, Legal & Tax Affairs from January 1995 until October 1999. From July 1990 to January 1995, Mr. Woodward served as Assistant General Counsel and Director of Tax Planning. He has served as Secretary since November 1990.

Directors

The names of the Directors, and certain information about them as of March 15, 2000, are set forth below.


Name of Director               Age                     Principal Occupation                       Director Since
----------------               ---                     --------------------                       --------------

Richard J. DePiano............. 58      Chairman and Chief Executive Officer of  Escalon                  1986
                                            Medical Corporation
Sheldon M. Bonovitz............ 62      Chairman and Partner, Duane, Morris & Heckscher LLP,              1985
                                            Counsel to Registrant
Jay L. Federman................ 62      Ophthalmologist and attending Surgeon and Co-Director             1987
                                          Director of Research, Wills Eye Hospital and Chief of
                                          Ophthalmology at Medical College of Pennsylvania
Vincenzo Morelli............... 45      Former Chief Executive of Kontron Instruments                     1995
                                          Holding, N.V. and presently working as a European
                                          advisor to Clayton, Dubilier and Rice
Michael R. Stewart............. 42      President and Chief Executive Officer of Registrant               1999

Directors will serve until the 2000 Annual Meeting and until the due election of their respective successors.

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

Sheldon M. Bonovitz has been a partner in the law firm of Duane, Morris & Heckscher LLP, Philadelphia, Pennsylvania, since 1969, where he also serves as Chairman and a member of the management committee. Mr. Bonovitz also serves as a director of Comcast Corporation, Premier Research Worldwide, Ltd. and eResearchTechnology, Inc.

Jay L. Federman, M.D. has been an attending surgeon at Wills Eye Hospital, Philadelphia, Pennsylvania, since 1980 and an ophthalmologist in private practice since 1968. Dr. Federman was a founder of SITE Microsurgical Systems, Inc. and serves as a director of Escalon Medical Corp. and Chief of Ophthalmology at the Medical College of Pennsylvania.

Vincenzo Morelli served as Chief Executive Officer of Kontron Instruments Holding N.V. from 1993 until December 1998. Mr. Morelli is presently working as a European advisor to Clayton, Dubilier and Rice, a private equity firm.

Michael R. Stewart has served as President and Chief Executive Officer since July 1999. Prior to Mr. Stewart's appointment as President and Chief Executive Officer, he served as Registrant's Vice President and Chief Financial Officer since October 1990.

Item 11. Executive Compensation

Director Compensation

Each director of Registrant who is not an officer or employee of Registrant (an "Outside Director") receives an annual retainer of $15,000 and a fee of $500 for each committee meeting attended other than meetings held in conjunction with meetings of the Board of Directors.

Registrant also maintains the Second Amended and Restated Stock Option Plan for Outside Directors (the "Outside Director Plan"), pursuant to which each Outside Directors receives options to purchase 6,000 shares every three years, provided that if the Outside Director served as Chairman throughout the prior three-year period, the option will be for 9,000 shares, and each person who becomes an Outside Director in the future will receive options to purchase 6,000 shares of Common Stock on the fifteenth day after election as an Outside Director, provided that if the Outside Director is elected to serve as Chairman, the option granted will be for 9,000 shares. All such options are exercisable at 100% of the fair market value of the Common Stock on the date of grant and remain exercisable to the extent vested until the earliest to occur of the expiration of ten years from the date of grant, three years from cessation of service as a director due to disability, one year from cessation of service as a director due to death or three months from cessation of service as a director for any other reason. The options are exercisable in three equal consecutive annual installments commencing one year from the date of grant. Notwithstanding the foregoing, all options granted under the Outside Director Plan become fully exercisable upon consummation of any business combination transaction involving the sale of all or substantially all of the assets of Registrant to, or the acquisition of shares of Registrant's Common Stock representing more than 50% of the votes which all stockholders of Registrant are entitled to cast by, any person not affiliated with Registrant, directly or indirectly, through one or more affiliates, or any other transaction or series of transactions having a similar effect.

An aggregate 77,000 shares of Common Stock are currently reserved for issuance under the Outside Director Plan, of which 1,800 shares have been exercised and 69,600 shares are subject to outstanding options.

Executive Officer Compensation

The following table sets forth certain information with respect to compensation paid by Registrant during each of the three fiscal years ended January 2, 2000, January 3, 1999 and December 28, 1997 to the chief executive officers of Registrant and the other executive officers of Registrant whose annual salary and bonus in 1999 exceeded $100,000.

                           SUMMARY COMPENSATION TABLE

                                                                  Long-Term
                                            Annual                Compensation
                                            Compensation          Awards               All Other
Name & Principal Position          Year     Salary ($)            Options              Compensation
-------------------------          ----     ----------            -------              ------------
                                                                  (#)(1)               ($)(2)
                                                                  ------               ------
W. Keith Stoneback (3)             1999       $123,750                -               $117,163(5)
President, Chief Executive         1998        229,327                -                  4,905
      Officer and Director         1997        225,000              10,000(4)           38,275(6)

Michael R. Stewart (7)             1999        169,507              50,000                 643
President, Chief Executive         1998        153,932                    -                643
      Officer and Director         1997        143,843               5,000(4)              643

Davis Woodward (8)                 1999        132,384              27,500(9)            1,285
Vice President, Chief Financial    1998        127,392                    -              1,285
      Officer                      1997        119,664               4,000(4)            1,285


------------

(1) Prior years data restated for the effect of the one-for-five reverse Common Stock split implemented on January 8, 1999.
(2) Except as noted in footnotes 5 and 6, represents payments of premiums for certain supplementary life insurance coverage.
(3) Mr. Stoneback served as President, Chief Executive Officer and a Director from August 1996 to July 1999.
(4)  These options were granted in 1998 for services rendered in 1997.
(5) Includes $111,202 in severance payments made by Registrant to Mr. Stoneback pursuant to the terms of his Severance Agreement.
(6) Includes $32,314 in moving and relocation payments made by Registrant to Mr. Stoneback pursuant to the terms of his Employment Agreement.
(7) Mr. Stewart was appointed President and Chief Executive Officer in July 1999. Prior to his appointment as President and Chief Executive Officer, Mr. Stewart served as Registrant's Vice President and Chief Financial Officer.
(8) Mr. Woodward was appointed Vice President and Chief Financial Officer in October 1999. Prior to his appointment as Chief Financial Officer, Mr. Woodward served as Registrant's Vice President, Legal and Tax Affairs.
(9)  These options were granted in 2000 for services rendered in 1999.

The following table sets forth information with respect to options granted during the fiscal year ended January 2, 2000 to the persons named in the Summary Compensation Table above.

                        Option Grants in Last Fiscal Year


                                           % of Total                                          Potential Realizable Value
                                           Options                                             at Assumed Annual Rates
                                           Granted to                                          of Stock Price Appreciation
                                           Employees                                           for Option Term
                            Options        In Fiscal    Exercise                               ---------------------------
Name                        Granted(#)     Year         Price        Expiration Date            5%          10%
----                        ----------     ----         -----        ---------------            ---         ----
Michael R. Stewart            50,000       47.3%         $1.56       October 5, 2009          $49,133     $124,511

The following table sets forth information with respect to options held at January 2, 2000 by the persons named in the Summary Compensation Table above. No options were exercised by such persons during the fiscal year ended January 2, 2000. No outstanding options were in the money at January 2, 2000. If applicable, the information presented in the following table was restated for the effect of the one-for-five reverse Common Stock split implemented on January 8, 1999.

                          Fiscal Year-End Option Values

                                                      Number of Unexercised Options
                                                      at Fiscal Year End
                                               ----------------------------------------------
              Name                                  Exercisable           Unexercisable
              ----                                  -----------           -------------
              Michael R. Stewart                         27,272                  59,668
              Davis Woodward                             22,106                   7,334

Employment and Other Agreements

Effective July 1999, Mr. Stoneback resigned as Registrant's President and Chief Executive Officer. Mr. Stoneback received as severance benefits his base salary, auto allowance, health, disability and executive life insurance until December 31, 1999.

In October 1999, Registrant entered into an employment agreement with Michael R. Stewart pursuant to which Mr. Stewart will serve as Registrant's President and Chief Executive Officer through December 31, 2000 and, thereafter, for successive one-year terms absent at least three months' prior written notice of termination by either party. Mr. Stewart's annual base salary under the agreement is $185,000 and his agreement provides that he will be eligible for a bonus of 50% of base salary pursuant to bonus programs developed by the Board of Directors based on objective criteria related to Registrant's results of operations. No bonus was paid for services under the 1999 bonus program. If Mr. Stewart's employment is terminated by Registrant without cause during the initial or any renewal term of the agreement (other than following a change in control as described below), Mr. Stewart will be entitled to severance benefits equal to continuation of his base salary, health, disability and life insurance for a one-year period and the right to exercise options which are not then exercisable for a period equal to the lesser of one year from the date of termination for all options granted after 1996 and five years from the date of termination for all options granted before 1997 or the original term of such options. If Mr. Stewart's employment is terminated without cause within two years following a change in control or if Mr. Stewart resigns his employment within two years after a change in control following (a) the relocation of Mr. Stewart's principal business location by more than 35 miles, (b) a significant reduction in Mr. Stewart's duties and responsibilities from those existing prior to the change in control or (c) a reduction in Mr. Stewart's then-current base salary, Mr. Stewart will be entitled to severance benefits equal to continuation of his base salary and his health, disability and life insurance for a one year period and the right to exercise any options granted under the agreement which are not otherwise exercisable for a period equal to the lesser of one year from the date of termination for all options granted after 1996 and five years from the date of termination for all options granted before 1997 or the original term of such options. Mr. Stewart was also granted under the agreement options to purchase 50,000 shares of Registrant's Common Stock at the market price. Registrant provides long-term disability insurance equal to 60% of Mr. Stewart's base salary, a $1 million life insurance policy and automobile, vacation, and other insurance benefits as are available to Registrant's other senior executive officers. During the term of the agreement and for a period of one year thereafter, Mr. Stewart is prohibited from competing with Registrant in any respect, interfering with Registrant's business relationships or soliciting business from Registrant's customers.

In June 1992, Registrant adopted a severance benefits program for certain key employees, including Mr. Woodward. Under the terms of this program, a participant whose employment is terminated by Registrant other than for cause and other than following a change in control is entitled to continue receiving his then-current base salary and coverage under the medical, dental, supplemental life and supplemental disability insurance policies, if any, being provided at the time of termination for a specified period, with the obligation to provide such insurance coverage terminating in the event the participant is provided substantially the same coverage from a new employer. Mr. Woodward is entitled to continue receiving such base salary and insurance coverage for a period of one year under the foregoing circumstances. In addition, if, within two years following a change in control of Registrant, a participant's employment is terminated without cause or the participant resigns following (a) the relocation of his principal business location, (b) a significant reduction in the duties or responsibilities from those existing prior to the change in control, or (c) a reduction in his then-current base salary, then, in any such event, the participant is also entitled to continue receiving his then-current base salary and coverage under the aforementioned insurance program (subject to the restriction described above) for a specified period. Mr. Woodward is entitled to continue receiving his respective base salary for a period of 12 months under such circumstances. In addition, under such circumstances, Mr. Woodward is also entitled to continue receiving the aforementioned insurance coverages for a period of 12 months, and all unvested options which he holds become exercisable in full and all outstanding options remain exercisable for the lesser of the remaining scheduled term thereof or an extended exercise period, which is one year for options granted after December 1996 and five years for options granted before January 1997.

Item 12. Security Ownership of Certain Beneficial Owners and Management

As of March 15, 2000, the following persons were known to Registrant to be the beneficial owners of more than 5% of Registrant's Common Stock:


                                                       Number of             Percent
Name and Address                                       Shares                of Class
----------------                                       ------                --------

Steven T. Newby.....................................   183,000 (1)             9.28%
6116 Executive Blvd.
Rockville, MD 20852

Kontron Instruments Holding N.V.....................   139,130                 7.03%
Julianaplein 22
Curacao, Netherlands Antilles


------------
(1) Information furnished by stockholder as of  January 31, 2000

Security Ownership of Management

The following table sets forth the beneficial ownership of the Common Stock of Registrant as of March 15, 2000 by each director, each executive officer named in the Summary Compensation Table and by all directors and executive officers as a group. The persons named in the table below have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to community property laws where applicable and the information contained in the table and notes thereto.


                                                                     Shares Beneficially Owned
                                                                     -------------------------
Name                                                                  Number            Percent
----                                                                  ------            -------
Jay L. Federman ..................................................    62,539 (1)        3.14%
Davis Woodward ...................................................    51,688 (2)        2.58%
Richard J. DePiano ...............................................    46,450 (3)        2.31%
Michael R. Stewart ...............................................    35,359 (4)        1.76%
Sheldon M. Bonovitz ..............................................    27,473 (5)        1.38%
Vincenzo Morelli .................................................    14,000 (6)          *
All directors and executive officers as a group (6 persons).......   237,509 (7)        11.23%

------------
* Less than one percent.

(1) Includes 15,700 shares which Dr. Federman has the right to acquire under outstanding stock options exercisable within 60 days after March 15, 2000 and 2,499 shares owned by Dr. Federman's child. Dr. Federman disclaims beneficial ownership of such 2,499 shares.

(2) Includes 26,906 shares which Mr. Woodward has the right to purchase under outstanding stock options exercisable within 60 days after March 15, 2000.

(3) Includes 31,450 shares which Mr. DePiano has the right to acquire under outstanding stock options exercisable within 60 days after March 15, 2000.

(4) Includes 34,073 shares which Mr. Stewart has the right to purchase under outstanding stock options exercisable within 60 days after March 15, 2000.

(5) Includes 19,450 shares which Mr. Bonovitz has the right to acquire under outstanding stock options exercisable within 60 days after March 15, 2000 and 2,923 shares owned by a trust of which Mr. Bonovitz is trustee for the benefit of Mr. Bonovitz' child. Mr. Bonovitz disclaims beneficial ownership of such 2,923 shares. Also includes 5,100 shares owned by a pension trust of which Mr. Bonovitz is the beneficiary.

(6) Includes 3,000 shares held of record by Olive Branch Corp., a Liberian corporation controlled by members of Mr. Morelli's family. Mr. Morelli disclaims beneficial ownership of such shares. Also includes 10,000 shares which Mr. Morelli has the right to purchase under outstanding stock options exercisable within 60 days after March 15, 2000.

(7) Includes 137,579 shares which such persons have the right to purchase under stock options exercisable within 60 days after March 15, 2000.

Item 13. Certain Relationships and Related Transactions

Not applicable.

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.


(a) 1. Financial Statements                                                                      Page
                                                                                                 ----

Consolidated Balance Sheets at January 2, 2000 and January 3, 1999................................22

Consolidated Statements of Operations for each of the three years in the period ended January 2, 2000...................................................................23

Consolidated Statements of Stockholders' Equity for each of the three years in the period ended January 2, 2000...................................................................24

Consolidated Statements of Cash Flows for each of the three years in the period ended January 2, 2000...................................................................25

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

    2. Financial Statement Schedules                                                             Page
                                                                                                 ----

Schedule II - Valuation and Qualifying Accounts for the three years in the period ended January 2, 2000..........................................................................40


Other schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the consolidated financial statements or notes thereto.

(b) Reports on Form 8-K

No reports on Form 8-K were filed during the fourth quarter of the fiscal year ended January 2, 2000.

(c) Exhibits

Exhibit Number        Description of Exhibit
--------------        -----------------------

3.1 Restated Certificate of Incorporation of Registrant as amended, incorporated by reference to Exhibit 3.1 filed with Registrant's Annual Report on Form 10-K for the fiscal year ended January 3, 1999 filed on April 1, 1999 ("the 1998 Form 10-K").

3.2      By-laws of Registrant, as amended, incorporated by reference to Exhibit
         3.2 filed with Registrant's Annual Report on Form 10-K for the fiscal year ended December 30, 1990 filed on March 29, 1991 (the "1990 Form 10-K").

10.1 Lease Agreement dated May 29, 1996, between Registrant and Nappen & Associates, incorporated by reference to Exhibit 10.51 filed with Registrant's Form 10-Q for the fiscal quarter ended June 30, 1996 filed on August 19, 1996 (the "Second Quarter 1996 Form 10-Q").

10.2* Employment Agreement dated August 5, 1996, between Registrant and W. Keith Stoneback, incorporated by reference to Exhibit 10.1 filed with Registrant's Form 10-Q for the fiscal quarter ended September 29, 1996 filed on November 15, 1996 (the "Third Quarter 1996 Form 10-Q").

10.3* Registrant's Equity Incentive Plan, as amended through October 10, 1996, incorporated by reference to Exhibit 4 filed with Registrant's Form S-8 Registration Statement filed on January 3, 1997, Registration No. 333-19229 ("the 1996 Form S-8").

10.4* Second Amended and Restated Stock Option Plan for Outside Directors of Registrant, incorporated by reference to Exhibit 4(B) filed with Registrant's Form S-8 Registration Statement filed on August 19, 1994, Registration No. 33-83074 (the "1994 Form S-8").

10.5 Collaboration and Assignment Agreement dated as of March 7, 1995 among Registrant, Daniel M. Schuman, M.D. and the AMERICA Charitable Fund, incorporated by reference to Exhibit 10.7 filed with Registrant's Amendment No. 1 to Annual Report on Form 10-K/A filed on August 28, 1996 (the "1995 Form 10-K/A").

10.6* Registrant's 1997 Executive Staff Bonus Program adopted January 17, 1997, incorporated by reference to Exhibit 10.54 filed with Registrant's Amendment No. 1 to Annual Report on Form 10-K/A for the fiscal year ended December 29, 1996 filed on April 7, 1997 ("the 1996 Form 10-K/A").

10.7 Employment Agreement dated March 1, 1987 between Registrant and Norio Daikuzono, incorporated by reference to Exhibit 10.22 filed with the Form S-1, as amended by Settlement Agreement and Limited Mutual Release dated November 7, 1997 incorporated by reference to Exhibit 10.9 filed with Registrant's Annual Report on Form 10-K for the fiscal year ended December 28, 1997, filed on March 25, 1998 ("the 1997 Form 10-K").

10.8 Agreement of Sale dated November 25, 1998, between Lenfest Oaks, Inc. (an affiliate of Suburban Cable TV Co. Inc.) and SLT Properties, Inc., incorporated by reference to Exhibit 10.10 filed with the 1998 Form 10-K.

10.9 License Agreement dated December 11, 1990 among Registrant, Advanced Laser Systems Technology, Inc., Robert E. McKinney, Dennis R. Bellar, Randel W. Owen, and Jim D. Keatley, incorporated by reference to
         Exhibit 10.11 filed with the 1990 Form 10-K.

10.10 Amended and Restated Loan Agreement dated December 1, 1992 among Registrant, Meridian Bank, SLT Properties, Inc., SLT Technology, Inc., Diversified Properties-Equity Group, Inc. and Surgical Laser Technologies Development, Inc., incorporated by reference to Exhibit
         10.20 filed with Registrant's Annual Report on Form 10-K for the fiscal year ended January 3, 1993 filed on April 19, 1993 (the "1992 Form 10-K"); as amended pursuant to a First Amendment thereto dated July 26, 1993, incorporated by reference to Exhibit 10.15 filed with Registrant's Annual Report on Form 10-K for the fiscal year ended January 2, 1994 filed on April 1, 1994 (the "1993 Form 10-K"); as amended pursuant to a Second Amendment thereto dated January 19, 1995, incorporated by reference to Exhibit 10.15 filed with Registrant's Annual Report on Form 10-K for the fiscal year ended January 1, 1995 filed on April 3, 1995 (the "1994 Form 10-K"); as amended pursuant to a Third Amendment thereto dated December 20, 1995 and as amended pursuant to a Letter Agreement accepted March 14, 1996 filed with Registrant's 1995 Form 10-K/A; as amended by Letter Agreement dated November 5, 1997 from CoreStates Bank (successor to Meridian Bank) to Registrant, incorporated by reference to Exhibit 10.15 filed with Registrant's 1997 Form 10-K; and as further amended by Letter Agreement dated March 17, 1999 from First Union Corporation (successor to CoreStates Bank) to Registrant incorporated by reference to Exhibit 10.15 filed with Registrant's 1998 Form 10-K.

10.11* Form of Agreements dated June 12, 1992 between Registrant and Executive Officers with respect to severance and change of control benefits, incorporated by reference to Exhibit 10.40 filed with Registrant's 1992 Form 10-K, as amended by Letter Agreement dated January 24, 1997 incorporated by reference to Exhibit 10.36 filed with Registrant's 1996 Form 10-K/A.

10.12 Lease Agreement dated March 5, 1990 between Duke Associates #77 Limited Partnership and Registrant and Lease Addendum Number One dated March 30, 1990, incorporated by reference to Exhibit 10.41 filed with Registrant's 1992 Form 10-K.

10.13 Amendment to the Joint Venture and other Agreements dated September 30, 1996, among Registrant; Mediq/PRN Life Support Services, Inc.; and Mediq PRN/SLT, incorporated by reference to Exhibit 10.5 filed with Registrant's Third Quarter 1996 Form 10-Q.

10.14 Investment Agreement dated December 8, 1994 between Registrant and Kontron Instruments Holding N.V., incorporated by reference to Exhibit
         10.42 filed with Registrant's 1994 Form 10-K.

10.15 Amendment to Confidentiality and Non-Compete Agreement dated April 28, 1994 between Registrant and Terry A. Fuller, amending Confidentiality and Non-Compete Agreement dated June 6, 1990, incorporated by reference to Exhibit 10.43 filed with Registrant's 1994 Form 10-K, as amended pursuant to Severance Agreement dated November 5, 1996, between Registrant and Dr. Fuller, incorporated by reference to Exhibit 10.3 filed with Registrant's Third Quarter 1996 Form 10-Q, and as further amended pursuant to Addendum dated December 20, 1996, between Registrant and Dr. Fuller, incorporated by reference to Exhibit 10.43 filed with Registrant's 1996 Form 10-K/A.

10.16 Guaranty dated December 29, 1994 from Registrant to KCI Financial Services, Inc., incorporated by reference to Exhibit 10.44 filed with Registrant's 1994 Form 10-K.

10.17 $629,430.53 Standby Letter of Credit dated as of January 1, 1995 issued by Meridian Bank to Montgomery County Industrial Development Corporation for the account of Registrant, incorporated by reference to
         Exhibit 10.47 filed with Registrant's 1994 Form 10-K, as amended by an Amendment dated December 22, 1995 reducing the amount of the Letter of Credit to $575,607, incorporated by reference to Exhibit 10.47 filed with Registrant's 1995 Form 10-K/A, as amended by an Amendment dated December 24, 1997 incorporated by reference to Exhibit 10.47 filed with Registrant's 1997 Form 10-K; as further amended by Amendment dated December 28, 1998, incorporated by reference to Exhibit 10.45 filed with Registrant's 1998 Form 10-K.

10.18 Termination of Lease, dated June 29, 1999 and effective June 30, 1999, between Registrant and SLT Properties, Inc., incorporated by reference to Exhibit 10.50 filed with Registrant's Form 10-Q for the fiscal quarter ended July 4, 1999 filed on August 16, 1999 ("the Second Quarter 1999 Form 10-Q").

10.19 Assumption and Assignment Agreement, dated June 28, 1999 and effective June 30, 1999, among Montgomery County Industrial Development Corporation, Pennsylvania Industrial Development Authority, Lenfest Oaks, Inc., and SLT Properties, Inc., incorporated by reference to
         Exhibit 10.51 filed with the Second Quarter 1999 Form 10-Q.

10.20 Assumption Agreement, dated June 28, 1999 and effective June 30, 1999, among American United Life Insurance Company, Montgomery County Industrial Development Corporation, Lenfest Oaks, Inc., SLT Properties, Inc. and Registrant, incorporated by reference to Exhibit 10.52 filed with the Second Quarter 1999 Form 10-Q.

10.21 Consent, Subordination and Assumption Agreement, dated June 28, 1999, among Pennsylvania Industrial Development Authority, Montgomery County Industrial Development Corporation, Lenfest Oaks, Inc., Suburban Cable TV Co. Inc., SLT Properties, Inc. and Registrant, incorporated by reference to Exhibit 10.53 filed with the Second Quarter 1999 Form 10-Q.

10.22 Termination of Assignment of Lease Agreement, dated June 23, 1999 and effective June 30, 1999, among Pennsylvania Industrial Development Authority, SLT Properties, Inc. and Registrant, incorporated by reference to Exhibit 10.54 filed with the Second Quarter 1999 Form 10-Q.

10.23 Termination of Sublease Agreement, dated June 29, 1999 and effective June 30, 1999, between Suburban Cable TV Co. Inc. and Registrant, incorporated by reference to Exhibit 10.55 filed with the Second Quarter 1999 Form 10-Q.

10.24* Severance Agreement, dated July 21, 1999, between W. Keith Stoneback and Registrant, incorporated by reference to Exhibit 10.56 filed with the Second Quarter 1999 Form 10-Q.

10.25* Employment Agreement dated October 5, 1999, between Registrant and Michael R. Stewart.

21 Subsidiaries of Registrant, incorporated by reference to Exhibit 22 filed with Registrant's 1993 Form 10-K.

23       Consents of Arthur Andersen LLP.

27       Financial Data Schedule, January 2, 2000.

* This exhibit represents a management contract or compensatory plan or arrangement.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: March 23, 2000              SURGICAL LASER TECHNOLOGIES, INC.

                                   By: /s/ Michael R. Stewart
                                           ------------------
                                           Michael R. Stewart
                                           President and Chief Executive
                                           Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated.

Signatures                             Title                                                   Date
----------                             -----                                                   ----

/s/ Michael R. Stewart                 President, Chief Executive Officer and                  March 23, 2000
----------------------
Michael R. Stewart                     Director (principal executive officer)

/s/ Davis Woodward                     Vice President and Chief Financial Officer              March 23, 2000
------------------                     (principal financial and accounting officer)
Davis Woodward

/s/ Richard J. DePiano                 Chairman of the Board and                               March 23, 2000
----------------------                 Director
Richard J. DePiano

/s/ Sheldon M. Bonovitz                Director                                                March 23, 2000
-----------------------
Sheldon M. Bonovitz

/s/ Jay L. Federman                    Director                                                March 23, 2000
-------------------
Jay L. Federman

/s/ Vincenzo Morelli                   Director                                                March 23, 2000
--------------------
Vincenzo Morelli
