Form 10-Q
period 2000-04-02
SURGICAL LASER TECHNOLOGIES INC /DE/
filed 2000-05-16
CIK 854099

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 2, 2000
                                                 -------------

                                       OR

(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                 For the transition period from _______to_______

                         Commission file number: 0-17919

                        SURGICAL LASER TECHNOLOGIES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                     Delaware                            31-1093148
          ------------------------------             -------------------
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


          On May 8, 2000 the registrant had outstanding 1,977,965 shares of Common Stock, $.0l par value.

                                     Page 1
                           Exhibit Index is on Page 11

                        SURGICAL LASER TECHNOLOGIES, INC.
                                AND SUBSIDIARIES


                                      INDEX
                                      -----


PART I.   FINANCIAL INFORMATION:                                                                   PAGE
--------------------------------                                                                   ----

     ITEM 1.   Financial Statements:

     a.   Condensed Consolidated Balance Sheets,                                                   3
          April 2, 2000 (unaudited) and January 2, 2000

     b.   Condensed Consolidated Statements of Operations (unaudited) for the quarters ended       4
          April 2, 2000 and April 4, 1999

     c.   Condensed Consolidated Statements of Cash Flows (unaudited) for the quarters ended       5
          April 2, 2000 and April 4, 1999

     d.   Notes to Condensed Consolidated Financial Statements (unaudited)                         6-8

     ITEM 2.   Management's Discussion and Analysis of                                             8-10
               Financial Condition and Results of Operations

PART II.  OTHER INFORMATION:
----------------------------

     ITEM 5.  Other Information                                                                    10
     ITEM 6. Exhibits and Reports on Form 8-K                                                      11
     SIGNATURES                                                                                    12
     EXHIBITS:
     EXHIBIT 27.1 - Financial Data Schedule, April 2, 2000                                         13

                          PART I. FINANCIAL INFORMATION

ITEM 1.   Financial Statements

                        SURGICAL LASER TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except par value)

                                                                           April 2, 2000    Jan. 2, 2000

ASSETS                                                                       (Unaudited)
Current assets:
  Cash and cash equivalents (including restricted amount of $45)                $1,045              $277
  Short-term investments                                                         2,616             3,472
  Accounts receivable, net of allowance for doubtful accounts of $488            1,105             1,210
  Inventories (Note 3)                                                           1,777             1,793
  Other                                                                            190                51
                                                                             ----------         ---------
    Total current assets                                                         6,733             6,803

Property and equipment, net                                                        589               612
Patents and licensed technology, net                                               491               516
Other assets                                                                        68                89
                                                                             ----------         ---------
    Total assets                                                                $7,881            $8,020
                                                                             ==========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt                                               $104              $163
  Accounts payable                                                                 543               515
  Accrued liabilities                                                              408               604
                                                                             ----------         ---------
    Total current liabilities                                                    1,055             1,282
                                                                             ----------         ---------

Long-term debt                                                                      14                16

Stockholder's equity:
   Common stock, $.01 par value, 30,000 shares authorized, 1,978 shares
     issued and outstanding                                                         20                20
   Additional paid-in capital                                                   33,033            33,033
   Accumulated deficit                                                         (26,234)          (26,321)
   Deferred compensation                                                            (7)              (10)
                                                                             ----------         ---------
   Total stockholders' equity                                                    6,812             6,722
                                                                             ----------         ---------
   Total liabilities and stockholders' equity                                   $7,881            $8,020
                                                                             ==========         =========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                        SURGICAL LASER TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (In thousands, except per share data)


                                                                                 For the Quarter Ended:
                                                                             April 2, 2000   April 4, 1999

Net sales                                                                       $1,837             $2,262
Cost of sales                                                                      772                971
                                                                             ----------         ----------
Gross profit                                                                     1,065              1,291
                                                                             ----------         ----------

Operating expenses:
  Selling, general and administrative                                              880              1,371
  Product development                                                              146                228
                                                                             ----------         ----------
                                                                                 1,026              1,599
                                                                             ----------         ----------

Operating income (loss)                                                             39               (308)
Interest expense                                                                     9                139
Interest income                                                                    (57)               (72)
Other income                                                                        --                (98)
                                                                             ----------         ----------
Income (loss) before income taxes                                                   87               (277)
Provision for income taxes                                                          --                 --
                                                                             ----------         ----------
Net income (loss)                                                                  $87              ($277)
                                                                             ==========         ==========

Basic and diluted income (loss) per share                                        $0.04             ($0.14)
                                                                             ==========         ==========

Shares used in calculating basic income (loss) per share                         1,978              1,978
Shares used in calculating diluted income (loss) per share                       2,027              1,978
                                                                             ==========         ==========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                        SURGICAL LASER TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (In thousands)

                                                                                   For the Quarter Ended:
                                                                             April 2, 2000       April 4, 1999
Cash Flows From Operating Activities:
  Net income (loss)                                                                 $87               ($277)
  Adjustments to reconcile net income (loss) to net cash provided by
  (used in) operating activities:
     Depreciation and amortization                                                  124                 285
     Imputed interest                                                                (2)                 (5)
     Provision for bad debts                                                         --                  14
     (Increase) decrease in assets:
      Accounts receivable                                                           105                (343)
      Inventories                                                                    11                  68
      Other current assets                                                         (139)                  7
      Other assets                                                                    4                 (19)
     Increase (decrease) in liabilities:
      Accounts payable                                                               28                 (22)
      Accrued liabilities                                                          (196)               (107)
                                                                             -----------          ----------
        Net cash provided by (used in) operating activities                          22                (399)
                                                                             -----------          ----------

Cash Flows From Investing Activities:
  Sales (purchases) of short-term investments                                       856                (240)
  Purchases of property and equipment                                               (48)                (71)
  Patent costs                                                                       (1)                (13)
                                                                             -----------          ----------
        Net cash provided by (used in) investing activities                         807                (324)
                                                                             -----------          ----------

Cash Flows From Financing Activities:
  Payments on long-term debt                                                        (61)               (134)
                                                                             -----------          ----------
        Net cash used in financing activities                                       (61)               (134)
                                                                             -----------          ----------

Net increase (decrease) in cash and cash equivalents                                768                (857)

Cash and Cash Equivalents, Beginning of Period                                      277               2,938
                                                                             -----------          ----------

Cash and Cash Equivalents, End of Period                                         $1,045              $2,081
                                                                             ===========          ==========

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

     Interim Financial Information:

While the Company believes that the disclosures presented are adequate to prevent misleading information, it is suggested that the unaudited condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes included in the Company's Form 10-K report for the fiscal year ended January 2, 2000, as filed with the Securities and Exchange Commission. Interim results for the quarter ended April 2, 2000 are not necessarily indicative of the results to be expected for the full year.

2.   Supplemental Cash Flow Information:

There were no material income taxes paid for the quarters ended April 2, 2000 and April 4, 1999. Interest paid for the quarters ended April 2, 2000 and April 4, 1999 was $9,000 and $139,000, respectively.

3.   Inventories:

Inventories at April 2, 2000 and January 2, 2000 were as follows (in thousands of dollars)

                                          April 2, 2000      January 2, 2000
                                          -------------      ---------------
     Raw material and work-in-process            $1,137               $1,156
     Finished goods                                 640                  637
                                                 ------               ------
                                                 $1,777               $1,793
                                                 ======               ======

4.   Basic and Diluted Income (Loss) Per Share:

Basic and diluted income (loss) per share have been computed under the guidelines of Statement of Financial Accounting Standards No. 128 "Earnings per Share" ("SFAS No. 128") as follows (in thousands except for per share amounts):

                                                   For the Quarter Ended:
                                             April 2, 2000      April 4, 1999
                                             -------------      -------------
     Basic EPS Calculation
          Net income (loss)                           $87              ($277)
          Denominator:
               Common Stock Outstanding             1,978              1,978
                                               ----------          ----------
          Basic EPS                                 $0.04             ($0.14)
                                               ==========          ==========

    Diluted EPS Calculation
          Net income (loss)                           $87              ($277)
          Denominator:
               Common Stock Outstanding             1,978              1,978
               Common Stock Options                    49                 --
                                               ----------          ----------
               Total Shares                         2,027              1,978
                                               ----------          ----------
          Diluted EPS                               $0.04             ($0.14)
                                               ==========          ==========

For the quarter ended April 2, 2000, the Company had common stock options and warrants outstanding of 459,000, of which 49,000 options were included in the calculation of diluted earnings per share. The remainder of common stock options and warrants outstanding of 410,000 were excluded from the calculation of diluted earnings per share because those options' and warrants' exercise prices were greater than the average market price of the common stock. For the quarter ended April 4, 1999, the Company had common stock options and warrants outstanding of 377,000 and subordinated debt convertible into 72,000 shares of common stock. Due to the net loss incurred for the quarter ended April 4, 1999, the inclusion of these common share equivalents had an anti-dilutive effect when calculating diluted loss per share under SFAS No. 128, and as a result, were excluded from the calculation.

5.   Bank Borrowings:

The Company's $2,535,000 line of credit agreement with a bank expired on August 31, 1999. The Company is currently seeking a new banking relationship, at which time the Company expects to secure a new line of credit. The Company's management does not foresee any event or condition which would prohibit the attainment of a new line of credit.

6.   Income Taxes:

No income tax provision was made for the quarter ended April 2, 2000 due to the availability of net operating loss carryforwards. No income tax provision was made for the quarter ended April 4, 1999 due to the net loss incurred.

7.   Business Segment and Geographic Data:

The Company is engaged primarily in one business segment: the design, development, manufacture and marketing of laser products and other instruments for medical applications. The Company's customers are primarily hospitals and medical centers. For the quarters ended April 2, 2000 and April 4, 1999, the Company did not have material net sales to any individual customer.

The Company reported net sales in the following categories (in thousands of dollars):

                                                     For the Quarter Ended:
                                               April 2, 2000     April 4, 1999
                                               -------------     -------------
     Disposables and accessories                      $1,347            $1,596
     Laser system sales, service and rental              490               666
                                                   ---------            ------
     Total net sales                                  $1,837            $2,262
                                                   =========            ======

For the quarters ended April 2, 2000 and April 4, 1999, there were no material net sales attributed to an individual foreign country. Net sales by geographic area were as follows (in thousands of dollars)

                                             For the Quarter Ended:
                                     April 2, 2000           April 4, 1999
                                     -------------           -------------
     Domestic                               $1,614                  $2,068
     Foreign                                   223                     194
                                            ------                  ------
                                            $1,837                  $2,262
                                            ======                  ======

8.   Acquisition of Surgical Innovations & Services, Inc.

On May 8, 2000, the Company entered into a definitive agreement to acquire Surgical Innovations & Services, Inc. ("SIS"), a closely held Alabama corporation that provides contract laser and other surgical services to hospitals and surgery centers in the southeastern United States. Under the agreement, the SIS shareholders will receive 350,000 shares of the Company's common stock and $300,000 in cash. Closing is expected to occur on or before May 31, 2000 and is subject to certain customary closing conditions. The Company expects to account for this acquisition using the purchase method.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
-------------------------------------------------------------------------

Overview

The Company is engaged in the development, manufacture and sale of proprietary laser systems for both contact and non-contact surgery. The Company supplements its contact offerings with non-laser products. The Company's growth strategy includes a specific focus in the surgical specialties of Otolaryngology and Head and Neck surgery and Neurosurgery (ENT and Neurosurgery). In conjunction with this focused strategy, the Company has entered and will continue to seek to enter into relationships with other companies to expand the use of the Company's products in surgical specialties other than ENT and Neurosurgery, and has utilized and will continue to seek to utilize its strengths in supplying other companies with products that draw on the Company's expertise and competencies. While refocusing its strategy in ENT and Neurosurgery, the Company will take these other actions in an effort to enhance sales and to promote continued utilization of its products and services in those other surgical specialties.

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

Results of Operations

Net sales for the quarter ended April 2, 2000 of $1,837,000 decreased $425,000 or 19% from the comparable period in 1999. Net sales of disposables and related accessories declined $249,000 or 16% in the first quarter of 2000 from the first quarter of 1999 due to a lower level of Contact Laser(TM) Delivery System sales offset, in part, by an increase in non-laser product sales. Net sales of Nd:YAG laser systems, service and rentals of $490,000 in the first quarter of 2000 were $176,000 or 26% lower than the comparable period in 1999. The decrease was mainly attributable to a reduction in Nd:YAG laser systems sales of $112,000 and to lower sales from the Company's Laser On Call(TM) rental business.

Gross profits of $1,065,000 for the quarter ended April 2, 2000 decreased $226,000 or 18% from the first quarter of 1999. As a percentage of net sales, gross profit of 58% was slightly higher in the quarter ended April 2, 2000 compared to a gross profit percentage in the quarter ended April 4, 1999 of 57% due to a decline in depreciation expense of laser systems utilized within the Laser On Call(TM) rental business.

Operating expenses for the first quarter of 2000 of $1,026,000 decreased by $573,000 or 36% from the first quarter of 1999. This decrease was due primarily to personnel and other expense reductions implemented during the second quarter of 1999 for the purpose of bringing expenses more in line with current sales levels. Also contributing to the decline in the operating expenses was a decrease in depreciation expense, primarily related to demonstration lasers systems.

Selling, general and administrative expenses of $880,000 in the first quarter of 2000 decreased $491,000 or 36% from the comparable prior year period. Reductions in personnel and associated expenses and depreciation expense accounted for the majority of the reduction.

Product development expenses of $146,000 in the first quarter of 2000 were $82,000 or 36% lower than the same period in 1999. The lower level of spending was principally due to a decrease in personnel costs and related expenses.

Interest expense of $9,000 for the first quarter of 2000 was $130,000 or 94% lower than in the first quarter of 1999. The decrease was primarily attributable to the sale of the Company's facility in Oaks, Pennsylvania during June 1999, whereby the mortgages on the facility were assumed by the buyer.

Interest income of $57,000 for the first quarter of 2000 declined $15,000 or 21% from the first quarter of 1999 due to the lower level of cash, cash equivalents and short term investments.

Other income primarily consisted of facility-related income and expense items. Due to the Company's sale of its facility in Oaks, Pennsylvania during June 1999, there was no other income recorded for the quarter ended April 2, 2000. Other income for the quarter ended April 4, 1999 was $98,000.

Liquidity and Capital Resources

Cash, cash equivalents and short-term investments at April 2, 2000 were $3,661,000, a decrease of $88,000 from the January 2, 2000 balance of $3,749,000. The Company invests its excess cash in high-quality, liquid, short-term investments. Restricted cash and cash equivalents at April 2, 2000 and January 2, 2000 consisted of $45,000 held in escrow for payment of taxes related to the sale of the Company's property in Oaks, Pennsylvania.

The Company currently does not have a line of credit agreement with a bank. Due to the sale of the Company's former headquarters facility, its requirements for a line of credit changed. Therefore, upon the expiration of the Company's former line of credit agreement with a bank, the Company chose not to renew the line. The Company is seeking a new banking relationship for its treasury needs and expects to complete the process in the second quarter of 2000.

Net cash provided by operating activities was $22,000 in the first quarter of 2000 compared to cash used in operating activities of $399,000 in the comparable period in 1999. The comparable increase was due principally to the profit of $87,000 reported in the first quarter of 2000 compared to the loss of $277,000 in the first quarter of 1999.

Net cash provided by investing activities was $807,000 in the first quarter of 2000, compared to cash used in investing activities of $324,000 in the first quarter of 1999. The increase in cash provided by investing activities was due principally to the sale of short-term investments of $856,000 in the first quarter of 2000 as compared to purchases of short-term investments of $240,000 in the first quarter of 1999.

Net cash used in financing activities was $61,000 and $134,000 in the first quarter of 2000 and 1999, respectively. The decrease was the result of the elimination of mortgage payments resulting from the sale of the Company's facility in Oaks, Pennsylvania during June 1999.

Management believes the Company's current cash position will be sufficient to fund operations and meet commitments for long-term debt, other commitments and contingencies and capital expenditures.

Management believes that inflation has not had a material effect on operations for the periods presented.

The Year 2000 issue related to the Company's hardware and software programs as well as the Company's non-information technology, such as its telephone and security system, did not result in any disruption of its business operations. The Company incurred Year 2000 costs of $8,000, which represented payment for new software. There were no Year 2000 related trends, such as increased purchases from customers or changes in spending patterns, that had a material impact on the results of operations. The Company has not encountered any material Year 2000 compliance issues with direct third parties, such as banks, service providers or suppliers.

Risk Factors

For information regarding certain risk factors that could cause actual results to differ materially from those suggested in forward-looking statements contained herein or otherwise made from time to time by the Company, reference is made to the Company's Form 10-K, Item 7, "Risk Factors," for the fiscal year ended January 2, 2000, which is incorporated herein by reference. The risk factors described in such report continue to be applicable at April 2, 2000.

ITEM 5.   Other Information
---------------------------

Acquisition of Surgical Innovations & Services, Inc.

On May 8, 2000, the Company entered into a definitive agreement to acquire Surgical Innovations & Services, Inc. ("SIS"), a closely held Alabama corporation that provides contract laser and other surgical services to hospitals and surgery centers in the southeastern United States. Under the agreement, the SIS shareholders will receive 350,000 shares of the Company's common stock and $300,000 in cash. Closing is expected to occur on or before May 31, 2000 and is subject to certain customary closing conditions.

SIS had 1999 revenues of $2.7 million, reflecting growth of 27% from the prior year, with pre-tax income of $130,000. In addition to the potential for continued revenue growth, the Company believes that the integration of its capabilities into the SIS operations is expected to provide cost reduction opportunities in several areas. The Company will continue the SIS business through a new wholly-owned subsidiary that will operate under the SIS name. Robert Crutchfield, SIS' President, will remain as President of the SIS subsidiary and will become Vice President, Business Planning for the Company. In addition, James Lee Stafford, a director and shareholder of SIS, will be nominated for election as a director of the Company at the 2000 Annual Meeting of Stockholders.

The audited financial statements of SIS for the fiscal year ended December 31, 1999 and unaudited pro-forma consolidated financial statements of the Company and SIS for the year ended January 2, 2000 and period ended April 2, 2000 are not included in this filing. These financial statements will be filed with the Form 8-K Report which will be filed within 15 days after closing of the merger.

ITEM 6.   Exhibits and Reports on Form 8-K
------------------------------------------

a.   Exhibits: Exhibit 27.1 - Financial Data Schedule, April 2, 2000

b.   Reports on Form 8-K:  None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        SURGICAL LASER TECHNOLOGIES, INC.


Date: May 15, 2000                      By:  /s/ Davis Woodward
                                           --------------------

                                           Davis Woodward
                                           Vice President, Finance and
                                           Chief Financial Officer

                                           Signing on behalf of the
                                           Company and as principal
                                           financial officer.