Form 10-Q
period 2000-07-02
SURGICAL LASER TECHNOLOGIES INC /DE/
filed 2000-08-15
CIK 854099

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


(Mark One)
   (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the quarterly period ended July 2, 2000
                                                       ------------

                                       OR

   ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from ___________to ______________

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

             On August 4, 2000 the registrant had outstanding 2,327,965 shares of Common Stock, $.0l par value.

                        SURGICAL LASER TECHNOLOGIES, INC.
                                AND SUBSIDIARIES



                                      INDEX


PART I. FINANCIAL INFORMATION:                                                                    PAGE
------------------------------                                                                    ----

     ITEM 1. Financial Statements:

     a.  Condensed Consolidated Balance Sheets (unaudited)
         July 2, 2000 and January 2, 2000                                                            3

     b.  Condensed Consolidated Statements of Operations (unaudited) for the quarters ended
         July 2, 2000 and July 4, 1999                                                               4

     c.  Condensed Consolidated Statements of Operations (unaudited) for the six months ended
         July 2, 2000 and  July 4, 1999                                                              5

     d.  Condensed Consolidated Statements of Cash Flows (unaudited) for the six months ended
         July 2, 2000 and July 4, 1999                                                               6

     e.  Notes to Condensed Consolidated Financial Statements (unaudited)                            7

     ITEM 2. Management's Discussion and Analysis of Financial Condition and Results
             of Operations                                                                           9

PART II.  OTHER INFORMATION:
----------------------------
     ITEM 1. Legal Proceedings                                                                      12
     ITEM 6. Exhibits and Reports on Form 8-K                                                       13
     SIGNATURES                                                                                     14
     EXHIBITS                                                                                       15

                          PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                        SURGICAL LASER TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                        (In thousands, except par value)

                                                                                   July 2, 2000      Jan. 2, 2000
ASSETS
Current assets:
  Cash and cash equivalents (including restricted amounts of $45 at Jan. 2, 2000)       $ 1,093           $   277
  Short-term investments (including restricted amounts of $2,000 at July 2, 2000)         2,176             3,472
  Accounts receivable, net of allowance for doubtful accounts of $494 and $524            1,416             1,210
  Inventories                                                                             2,130             1,793
  Other                                                                                     152                51
                                                                                        -------           -------
   Total current assets                                                                   6,967             6,803

Property and equipment, net                                                               3,200               612
Patents and licensed technology, net                                                        468               516
Other assets                                                                                606                89
                                                                                        -------           -------
   Total assets                                                                         $11,241           $ 8,020
                                                                                        =======           =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt                                                         $83              $163
  Accounts payable                                                                          952               515
  Accrued liabilities                                                                       397               604
                                                                                        -------           -------
   Total current liabilities                                                              1,432             1,282
                                                                                        -------           -------

Long-term debt                                                                            2,265                16

Stockholders' equity:
  Common stock, $.01 par value, 30,000 shares authorized, 2,327 and
    1,978 shares issued and outstanding                                                      23                20
  Additional paid-in capital                                                             33,716            33,033
  Accumulated deficit                                                                   (26,192)          (26,321)
  Deferred compensation                                                                      (3)              (10)
                                                                                        -------           -------
   Total stockholders' equity                                                             7,544             6,722
                                                                                        -------           -------
   Total liabilities and stockholders' equity                                           $11,241           $ 8,020
                                                                                        =======           =======


The accompanying notes are an integral part of these condensed consolidated financial statements.

                        SURGICAL LASER TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (In thousands, except per share data)

                                                                              For the Quarter Ended:
                                                                        July 2, 2000       July 4, 1999
Net sales                                                                     $2,022           $  1,970
Cost of sales                                                                    959                884
                                                                              ------           --------
Gross profit                                                                   1,063              1,086
                                                                              ------           --------

Operating expenses:
  Selling, general and administrative                                            884              1,175
  Product development                                                            164                229
  Non-recurring charges                                                            -              1,440
                                                                              ------           --------
                                                                               1,048              2,844
                                                                              ------           --------
Operating income (loss)                                                           15             (1,758)

Interest expense                                                                  17                134
Interest income                                                                  (44)               (81)
Other income                                                                       -                (96)
                                                                              ------           --------
Income (loss) before income taxes                                                 42             (1,715)
Provision for income taxes                                                         -                  -
                                                                              ------           --------
Net income (loss)                                                                $42            ($1,715)
                                                                              ======           ========

Basic and diluted income (loss) per share                                      $0.02             ($0.87)
                                                                              ======           ========

Shares used in calculating basic income (loss) per share                       2,101              1,978
Shares used in calculating diluted income (loss) per share                     2,132              1,978
                                                                              ======           ========


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                        SURGICAL LASER TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (In thousands, except per share data)

                                                                       For the Six Months Ended:
                                                                  July 2, 2000       July 4, 1999
Net sales                                                               $3,859            $ 4,232
Cost of sales                                                            1,731              1,855
                                                                        ------           --------
Gross profit                                                             2,128              2,377
                                                                        ------           --------
Operating expenses:
  Selling, general and administrative                                    1,764              2,546
  Product development                                                      310                457
  Non-recurring charges                                                      -              1,440
                                                                        ------           --------
                                                                         2,074              4,443
                                                                        ------           --------
Operating income (loss)                                                     54            (2,066)

Interest expense                                                            26                273
Interest income                                                           (101)              (153)
Other income                                                                 -               (194)
                                                                        ------           --------
Income (loss) before income taxes                                          129             (1,992)
Provision for income taxes                                                   -                  -
                                                                        ------           --------
Net income (loss)                                                       $  129            ($1,992)
                                                                        ======           ========

Basic and diluted income (loss) per share                                $0.06             ($1.01)
                                                                        ======           ========

Shares used in calculating basic income (loss) per share                 2,040              1,978
Shares used in calculating diluted income (loss) per share               2,081              1,978
                                                                        ======           ========


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                        SURGICAL LASER TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (In thousands)


                                                                                For the Six Months Ended:
                                                                            July 2, 2000        July 4, 1999
Cash Flows From Operating Activities:
  Net income (loss)                                                               $  129            ($1,992)
  Adjustments to reconcile net income (loss) to net cash provided by
  (used in) operating activities:
     Depreciation and amortization                                                   275                 562
     Imputed interest                                                                  -                  (8)
     Provision for bad debt                                                            -                  60
     Non-recurring charges                                                             -               1,440
     (Increase) decrease in assets, net of acquisition:
      Accounts receivable                                                             55                (160)
      Inventories                                                                    (85)                176
      Other current assets                                                           (72)                 49
      Other assets                                                                    23                 (16)
     Increase (decrease) in liabilities, net of acquisition:
      Accounts payable                                                               (72)               (301)
      Accrued liabilities                                                           (242)               (308)
                                                                                  ------            --------
        Net cash provided by (used in) operating activities                           11                (498)
                                                                                  ------            --------
Cash Flows From Investing Activities:
  Purchase of short-term investments, net                                          1,297                  (6)
  Additions to property and equipment                                                (35)                (28)
  Sale of property held for sale                                                       -               4,237
  Patent costs                                                                        (1)                (16)
  Acquisition costs                                                                 (325)                  -
                                                                                  ------            --------
        Net cash provided by investing activities                                    936               4,187
                                                                                  ------            --------
Cash Flows From Financing Activities:
  Payments on long-term debt                                                        (131)               (277)
  Reduction in long-term debt on property held for sale                                -              (3,922)
                                                                                  ------            --------
        Net cash used in financing activities                                       (131)             (4,199)
                                                                                  ------            --------
Net increase (decrease) in cash and cash equivalents                                 816                (510)

Cash and Cash Equivalents, Beginning of Period                                       277               2,938
                                                                                  ------            --------

Cash and Cash Equivalents, End of Period                                          $1,093            $  2,428
                                                                                  ======            ========

Supplemental schedule of non-cash investing and financing activities:
The Company acquired the assets of Surgical Innovations & Services Inc. ("SIS") for $300 cash and 350 shares of the Company's common stock. In conjunction with the acquisition, liabilities were assumed as follows:

      Fair value of assets acquired                                $3,809
      Cash payment to SIS shareholders                              (300)
      Other cash payments for acquisition costs                      (25)
      Common stock issued                                           (686)
                                                                   ------
            Liabilities assumed                                    $2,798
                                                                   ======

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                        SURGICAL LASER TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
      ----------------------------------------------------------------

1. Basis of Presentation:

The condensed consolidated financial statements of the Company for the quarter and six-month periods ended July 2, 2000 and July 4, 1999 have been prepared by the Company without audit by the Company's independent auditors. In the opinion of the Company's management, all adjustments necessary to present fairly the financial position, results of operations, and cash flows of the Company as of July 2, 2000 and for the periods then ended have been made. Those adjustments consist only of normal and recurring adjustments. The condensed consolidated balance sheet of the Company as of January 2, 2000 has been derived from the audited consolidated balance sheet of the Company as of that date.

Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K annual report for 1999 filed with the Securities and Exchange Commission.

The results of operations for the quarter and six-month periods ended July 2, 2000 are not necessarily indicative of the results to be expected for the full year.

2. Acquisition of Surgical Innovations & Services, Inc:

On June 1, 2000, the Company acquired Surgical Innovations & Services, Inc. ("SIS"), a closely held Alabama corporation that provides contract laser and other surgical services to hospitals and surgery centers in the southeastern United States. Under the acquisition agreement, the SIS stockholders received 350,000 shares of the Company's common stock and $300,000 in cash. The Company accounted for the acquisition using the purchase method. The purchase price also included approximately $2,798,000 of assumed liabilities. The purchase price has been preliminarily allocated to acquired assets, which included approximately $2,764,000 of property and equipment, based on their estimated fair values at the date of acquisition, pending final determination of certain acquired balances. This preliminary allocation has resulted in acquired goodwill of approximately $548,000, which is being amortized on a straight-line basis over twenty years.

The accompanying condensed consolidated financial statements do not include any revenues or expenses related to the acquisition prior to the June 1, 2000 closing date. Following are the Company's unaudited proforma results for the six months ended July 2, 2000 and July 4, 1999, assuming the acquisition occurred on January 4, 1999.

                                                             For the Six Months Ended
                                                       July 2, 2000         July 4, 1999
                                                       ------------         ------------
                                                               (in thousands)
    Net sales                                               $5,024               $5,484
    Net loss                                                  ($37)             ($1,885)
    Basic and diluted loss per share                        ($0.02)              ($0.81)
    Shares used in calculating basic and
      diluted loss per share                                 2,328                2,328

These unaudited proforma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which would have actually resulted had the acquisition been in effect on January 4, 1999, or of future results of operations.

3. Inventories:

Inventories are stated at the lower of cost (first-in, first-out basis) or market. Cost is determined at the latest cost for raw materials and at production cost (materials, labor and indirect manufacturing cost) for work-in-process and finished goods.

Inventories at July 2, 2000 and January 2, 2000 were as follows
(in thousands of dollars)

                                             July 2, 2000       January 2, 2000
                                             ------------       ---------------
Raw material and work-in-process                   $1,181                $1,156
Finished goods                                        949                   637
-------------------------------------------------------------------------------
                                                   $2,130                $1,793
===============================================================================


4. Basic and Diluted Income (Loss) Per Share:

Basic and diluted income (loss) per share have been computed under the guidelines of Statement of Financial Accounting Standards No. 128 "Earnings per Share" ("SFAS No. 128") as follows (in thousands except for per share amounts):

                                             For the Quarter Ended                 For the Six Months Ended
                                       July 2, 2000       July 4, 1999        July 2, 2000          July 4, 1999
                                       ------------       ------------        ------------          ------------
Basic EPS Calculation
   Net income (loss)                            $42            ($1,715)               $129               ($1,992)
   Denominator:
      Common Stock Outstanding                2,101              1,978               2,040                 1,978
                                              -----             ------              ------               -------
   Basic EPS                                  $0.02             ($0.87)              $0.06                ($1.01)
                                              =====            =======              ======               =======

Diluted EPS Calculation
   Net income (loss)                            $42            ($1,715)               $129               ($1,992)
   Denominator:
      Common Stock Outstanding                2,101              1,978               2,040                 1,978
       Common Stock Options                      31                  -                  41                     -
                                              -----             ------              ------               -------
       Total Shares                           2,132              1,978               2,081                 1,978
                                              -----             ------              ------               -------
   Diluted EPS                                $0.02             ($0.87)              $0.06                ($1.01)
                                              =====             ======              ======               =======

For the quarter and six months ended July 2, 2000, the Company had common stock options and warrants outstanding of 362,000, of which 31,000 and 41,000 options were included in the calculation of diluted earnings per share, respectively. The remainder of common stock options and warrants outstanding were excluded from the calculation of diluted earnings per share because those options' and warrants' exercise prices were greater than the average market price of the common stock. For the quarter and the six months ended July 4, 1999, the Company had common stock options and warrants outstanding of 442,000 and subordinated debt convertible into 72,000 shares of common stock. Due to the net loss incurred for the quarter and six months ended July 4, 1999, the inclusion of these common share equivalents had an anti-dilutive effect when calculating diluted loss per share under SFAS No. 128, and as a result, were excluded from the calculation.

5. Bank Borrowings:

Concurrent with the SIS acquisition, the Company obtained a $3 million credit facility from AmSouth Bank to replace the term debt of SIS. This $3 million credit facility has a commitment term of three years, permits deferment of principal payments until the end of the commitment term, and is secured by the Company's business assets, including collateralization of $2 million of the Company's cash and short-term investments. The credit facility has an interest rate of floating LIBOR plus 2.25% and is subject to certain restrictive covenants and borrowing base certificates, with which the Company was in compliance at July 2, 2000. At July 2, 2000, the Company had $2,163,000 in outstanding obligations under the credit facility.

6. Income Taxes:

No income tax provision was made for the quarter and six months ended July 2, 2000 due to the availability of net operating loss carryforwards. No income tax provision was made for the quarter and six months ended July 4, 1999 due to net losses incurred.

7. Business Segment and Geographic Data:

The Company is engaged primarily in one business segment: the design, development, manufacture and marketing for sale or rental of laser products and other instruments for medical applications. The Company's customers are primarily hospitals and surgery centers. For the quarters and six months ended July 2, 2000 and July 4, 1999, the Company did not have material net sales to any individual customer.

The Company reported net sales in the following categories (in thousands of dollars):


                                                           For the Quarter Ended:           For the Six Months Ended:
                                                  July 2, 2000       July 4, 1999        July 2, 2000    July 4, 1999
                                                  ------------       ------------        ------------    ------------
Disposables and accessories                              1,373             $1,510              $2,720          $3,106
Laser system sales, service and rental                     649                460               1,139           1,126
---------------------------------------------------------------------------------------------------------------------
Total net sales                                         $2,022             $1,970              $3,859          $4,232
=====================================================================================================================

For the quarters and six months ended July 2, 2000 and July 4, 1999, there were no material net sales attributed to an individual foreign country. Net sales by geographic area were as follows (in thousands of dollars):

                                                  For the Quarter Ended:                    For the Six Months Ended:
                                   July 2, 2000            July 4, 1999           July 2, 2000           July 4, 1999
                                   ------------            ------------           ------------           ------------
Domestic                                 $1,811                  $1,696                 $3,425                 $3,764
Foreign                                     211                     274                    434                    468
---------------------------------------------------------------------------------------------------------------------
                                         $2,022                  $1,970                 $3,859                 $4,232
=====================================================================================================================


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company is engaged in the development, manufacture, sale and rental of proprietary laser systems for both contact and non-contact surgery. The Company supplements its contact offerings with non-laser products. The Company's growth strategy includes a specific focus in the surgical specialties of Otolaryngology, Head and Neck surgery and Neurosurgery (ENT and Neurosurgery). In conjunction with this focused strategy, the Company has entered and will continue to seek to enter into relationships with other companies to expand the use of the Company's products in surgical specialties other than ENT and Neurosurgery, and has utilized and will continue to seek to utilize its strengths in supplying other companies with products that draw on the Company's expertise and competencies. While refocusing its strategy in ENT and Neurosurgery, the Company will take these other actions in an effort to enhance sales and to promote continued utilization of its products and services in those other surgical specialties.

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


Acquisition of Surgical Innovations & Services, Inc.

On June 1, 2000, the Company acquired Surgical Innovations & Services, Inc. ("SIS"), a closely held Alabama corporation that provides contract laser and other surgical services to hospitals and surgery centers in the southeastern United States. The acquisition of SIS significantly increases the Company's sales presence in the southeastern United States and expands the Company's product offerings to include rentals on a per case basis of various types of surgical lasers.

The Company accounted for the acquisition using the purchase accounting method and has therefore included the revenues and expenses of SIS as of June 1, 2000 in the accompanying condensed consolidated financial statements. As consideration for the SIS business, the Company paid $300,000 in cash and issued 350,000 shares of the Company's common stock to the stockholders of SIS. The purchase price also included approximately $2,798,000 of assumed liabilities, comprised of $2,301,000 in debt obligations and $497,000 in accounts payable and accrued liabilities.

The purchase price has been preliminarily allocated to acquired assets based on their estimated fair values at the date of acquisition, pending final determination of certain acquired balances. Based on the preliminary allocation, the Company has acquired assets valued at $3,312,000, comprised of $2,763,000 in property and equipment; $260,000 in accounts receivable; $255,000 in inventory; and $34,000 in other assets. The property and equipment acquired included $2,523,000 of lasers used in providing the SIS rental services to customers. The excess of the purchase price over the fair value of the assets acquired of approximately $548,000 was allocated to goodwill, which will be amortized on a straight-line basis over twenty years. Goodwill is included within the long-term asset portion of the Balance Sheet within the caption "Other Assets".

During the next twelve months, the Company will analyze whether a portion of the excess of the purchase price over the assets acquired can be allocated to intangible assets other than goodwill, such as customer base or trade name. Therefore, the value assigned to goodwill is preliminary and subject to change.

Results of Operations

Net sales for the quarter ended July 2, 2000 of $2,002,000 increased $32,000 or 2% compared to the second quarter 1999 net sales of $1,970,000. For the six months ended July 2, 2000, net sales were $3,859,000 compared to $4,232,000 in the first six months of 1998, a decrease of $373,000 or 9%.

Net sales of disposables and related accessories of $2,720,000 in the six months ended July 2, 2000 declined $386,000 or 12% compared to the six months ended July 4, 1999. This decrease was due to the lower level of Contact Laser Delivery System sales primarily within the US markets, which were offset, in part, by increases in sales of non-laser disposable products.

Net sales of laser systems, service and rentals of $1,139,000 in the six months ended July 2, 2000 were relatively consistent with sales of $1,126,000 in the six months ended July 4, 1999. The Company's acquisition of SIS on June 1, 2000 resulted in the Company's recording SIS rental revenue of $236,000 for June 2000. This SIS rental revenue offset the decline in the Company's sales of Nd:YAG laser systems of $116,000 and the Company's Laser On Call(TM) rental business of $85,000 during the first six months of 2000 as compared to the same 1999 period.

Gross profits of $1,063,000 for the quarter ended July 2, 2000 was relatively consistent with gross profit of $1,086,000 for the second quarter of 1999, while gross profits for the six months ended July 2, 2000 of $2,128,000 decreased $249,000 or 10% from the first six months of 1999, primarily resulting from lower sales. As a percentage of net sales, gross profit of 55% and 56% was relatively consistent for the six months ended July 2, 2000 and July 4, 1999, respectively.

Operating expenses for the second quarter of 2000 were $1,048,000. Excluding the non-recurring charges of $1,440,000 recorded in the second quarter of 1999, this represents a decrease of $356,000 or 25% from the second quarter of 1999. For the first six months of 2000, operating expenses were $2,074,000, a decrease of $929,000 or 31% from the first six months of 1999 operating expenses before non-recurring charges. This decrease was due primarily to personnel and other expense reductions implemented during the second quarter of 1999 for the purpose of bringing expenses more in line with current sales levels. Also contributing to the decline in operating expenses was a decrease in depreciation expense, primarily related to demonstration laser systems.

Selling, general and administrative expenses were $884,000 in the second quarter of 2000, a decrease of $291,000 or 24% from the comparable prior year period. In the first six months of 2000, selling, general and administrative expenses were $1,764,000 compared to $2,546,000 in the first six months of 1999, a decrease of $782,000 or 31%. Reductions in personnel associated expenses and depreciation expense accounted for the majority of the reduced spending level.

Product development expenses of $164,000 in the second quarter of 2000 decreased by $65,000 or 28% from the comparable period in 1999. Product development expenses of $310,000 in the first six months of 2000 decreased by $147,000 or 32% from the comparable period in 1999. This lower level of spending was principally due to a decrease in personnel costs and related expenses.

In the second quarter of 1999, the Company recorded non-recurring charges of $1,440,000. The non-recurring charges consisted of $719,000 in charges related to the discontinuance of certain new product ventures, a $539,000 charge to reserve for excess inventories and a $182,000 charge for severance and for related costs associated with headcount reductions made in response to the discontinuance of the new product ventures.

Interest expense of $26,000 for the first six months of 2000 was $247,000 or 90% lower than in the first six months of 1999. The decrease was primarily attributable to the sale of the Company's facility in Oaks, Pennsylvania during June 1999, whereby the mortgages on the facility were assumed by the buyer.

Interest income of $101,000 for the first six months of 2000 declined $52,000 or 34% from the first six months of 1999 due to the lower level of cash, cash equivalents and short-term investments.

Other income primarily consisted of facility-related income and expense items. Due to the Company's sale of its facility in Oaks, Pennsylvania during June 1999, there was no other income recorded for the six months ended July 2, 2000. Other income for the six months ended July 4, 1999 was $194,000

Liquidity and Capital Resources

Cash, cash equivalents and short-term investments at July 2, 2000 were $3,269,000, a decrease of $480,000 from the January 2, 2000 balance of $3,749,000. The $300,000 cash payment to the shareholders of SIS in accordance with the terms of the acquisition agreement accounted for the majority of this decline. The Company invests its excess cash in high-quality, liquid, short-term investments. Restricted cash, cash equivalents, and short term investments consisted of $2,000,000 held as collateral against the $3 million credit facility with AmSouth Bank at July 2, 2000 and $45,000 held in escrow for payment of taxes related to the sale of the Company's property in Oaks, Pennsylvania, at January 2, 2000.

Concurrent with the SIS acquisition, the Company obtained a $3 million credit facility from AmSouth Bank to replace the term debt of SIS. This $3 million credit facility has a commitment term of three years, permits deferment of principal payments until the end of the commitment term, and is secured by the Company's business assets, including collateralization of $2 million of the Company's cash and short-term investments. The credit facility has an interest rate of floating libor plus 2.25% and is subject to certain restrictive covenants and borrowing base certificates, with which the Company was in compliance at July 2, 2000. At July 2, 2000, the Company had $2,163,000 in outstanding obligations under the credit facility.

Net cash provided by operating activities was $11,000 in the first six months of 2000 compared to cash used in operating activities of $498,000 in the comparable period in 1999. The increase was due principally to the profit of

$129,000 reported in the first six months of 2000 compared to the net loss, before the $1,440,000 non-recurring charge, of $552,000 in the first six months of 1999.

On June 30, 1999, the Company sold its property in Oaks, Pennsylvania. The sale resulted in an increase in cash provided by investing activities of $4,237,000, which represented the net book value of the property at the time of sale, and an increase in cash used by financing activities of $3,922,000, which represented the assumption of the mortgages on the property by the buyer at the time of sale.

Excluding the sale of the property in Oaks, Pennsylvania, net cash provided by investing activities was $936,000 in the first six months of 2000 compared to net cash used in investing activities of $50,000 in the first six months of 1999. The comparable increase in cash provided by investing activities was due principally to the sale of short-term investments offset by acquisition costs.

Excluding the sale of the property in Oaks, Pennsylvania, net cash used in financing activities was $131,000 and $277,000 in the first six months of 2000 and 1999, respectively.

Management believes the Company's current cash position and credit facility with AmSouth Bank will be sufficient to fund operations and meet commitments for long-term debt, other commitments and contingencies and capital expenditures.

Management believes that inflation has not had a material effect on operations for the periods presented.

Risk Factors

For information regarding certain risk factors that could cause actual results to differ materially from those suggested in forward-looking statements contained herein or otherwise made from time to time by the Company, reference is made to the Company's Form 10-K, Item 7, "Risk Factors," for the fiscal year ended January 2, 2000, which is incorporated herein by reference. The risk factors described in such report continue to be applicable at July 2, 2000.


                           PART II. OTHER INFORMATION

ITEM 1.    Legal Proceedings.

For information regarding certain pending legal matters, reference is made to the Company's Form 10-K, Item 3, for the fiscal year ended January 2, 2000.

Effective June 1, 2000, the Company completed its acquisition of SIS. In June 1999, SIS had been named as an additional defendant in an amended complaint to an action brought by Zelda Williams in the Twelfth Judicial Circuit in and for Sarasota County, Florida. Ms. Williams' original complaint named as defendants the surgeon who performed the procedure and his professional association, the hospital at which the procedure was performed after review by its Institutional Review Board, and the manufacturer of a custom-made laser accessory used in the procedure. Ms. Williams' complaint alleges, among other things, negligence on the part of the defendants in performing the surgical procedure and seeks unspecified damages. It is not clear from the amended complaint on what basis the plaintiff is asserting liability against SIS.

SIS provided the laser system, manufactured by a third-party, which the surgeon used in performing the procedure, along with a technician to operate the laser, subject to the surgeon's direction and supervision. SIS' insurance carrier is defending the action without having reserved any right to contest its coverage obligation. The case is in its discovery phase, but the surgeon's deposition has been delayed due to the bankruptcy of his insurance provider. The Company believes that it has meritorious defenses to Ms. Williams' claim and intends to defend itself vigorously.

ITEM 6. Exhibits and Reports on Form 8-K

a. Exhibits:  Exhibit 10.26     Revolving Loan Agreement, dated May 31, 2000,
                                between Surgical Laser Technologies, Inc. and
                                AmSouth Bank

              Exhibit 10.27 Master Note for Business and Commercial Loans, dated May 31, 2000, made by Surgical Laser Technologies, Inc. in favor of AmSouth Bank.

              Exhibit 10.28 Security Agreement (Accounts, Inventory and General Intangibles), dated May 31, 2000, granted by Surgical Laser Technologies, Inc. to AmSouth Bank.

              Exhibit 10.29 Security Agreement for Tangible Personal Property, dated May 31, 2000, granted by Surgical Laser Technologies, Inc. to AmSouth Bank.

              Exhibit 10.30 Limited Security Agreement (Alabama), dated May 31, 2000, granted by Surgical
                                Laser Technologies, Inc. to AmSouth Bank.

              Exhibit 10.31 Lease Agreement, dated May 18, 2000, between Mike Kilgo and Karen Kilgo, Lessor, and Surgical Innovations & Services, Inc., Lessee, for premises at 1001 23rd Avenue, Tuscaloosa, Alabama.

             *Exhibit 10.32     Confidentiality and Severance  Agreement, dated
                                May 31, 2000, between Surgical Laser
                                Technologies, Inc. and Robert L. Crutchfield.

              Exhibit 27        Financial Data Schedule, July 2, 2000

              * This exhibit represents a management contract or compensatory plan or arrangement.


b. Reports on Form 8-K:         A Form 8-K Current
                                Report dated June 1, 2000 was filed with the Securities Exchange Commission reporting the
                                Company's acquisition of Surgical
                                Innovations & Services, Inc. and the
                                Company's change in independent accountants.

                                A Form 8-K/A Current Report dated June 1,
                                2000 was filed with the Securities Exchange
                                Commission reporting the audited financial statements of Surgical Innovations & Services, Inc. for the years ended December 31, 1998 and December 31, 1999; the unaudited interim financial statements of
                                Surgical Innovations & Services, Inc. for the quarters ended March 31, 1998 and March 31, 1999; the unaudited pro forma combined Balance Sheet of Surgical Laser Technologies, Inc. at April 2, 2000; and the unaudited combined Statement of Operations of Surgical Laser Technologies, Inc. for the year ended January 2, 2000 and quarter ended April 2, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        SURGICAL LASER TECHNOLOGIES, INC.


Date: August 14, 2000                   By: /s/ Davis Woodward
                                            ------------------------------------
                                            Davis Woodward
                                            Vice President, Finance and
                                            Chief Financial Officer

                                            Signing on behalf of the Company
                                            and as principal financial officer.