Form 10-Q
period 2000-10-01
SURGICAL LASER TECHNOLOGIES INC /DE/
filed 2000-11-14
CIK 854099

FORM 10-Q
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended October 1, 2000
                                              ---------------

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


        On November 1, 2000 the registrant had outstanding 2,327,965 shares of Common Stock, $.0l par value.

                     SURGICAL LASER TECHNOLOGIES, INC.
                             AND SUBSIDIARIES

                                   INDEX
                                   -----


PART I. FINANCIAL INFORMATION:                                           PAGE
------------------------------                                           ----

   ITEM 1. Financial Statements:

   a.  Condensed Consolidated Balance Sheets (unaudited)
       October 1, 2000 and January 2, 2000                                 3

   b.  Condensed Consolidated Statements of Operations (unaudited)
       for the quarters ended October 1, 2000 and October 3, 1999          4

   c.  Condensed Consolidated Statements of Operations (unaudited) for
       the nine months ended October 1, 2000 and October 3, 1999           5

   d.  Condensed Consolidated Statements of Cash Flows (unaudited)
       for the nine months ended October 1, 2000 and October 3, 1999       6

   e.  Notes to Condensed Consolidated Financial Statements
       (unaudited)                                                         7

   ITEM 2. Management's Discussion and Analysis of
           Financial Condition and Results of Operations                   9

PART II.  OTHER INFORMATION:
----------------------------

   ITEM 4. Submission of Matters to a Vote of Security Holders            13

   ITEM 5. Other Information                                              13

   ITEM 6. Exhibits and Reports on Form 8-K                               14

   SIGNATURES                                                             15

   EXHIBITS                                                               16

                     PART I.    FINANCIAL INFORMATION

ITEM 1. Financial Statements


                      SURGICAL LASER TECHNOLOGIES, INC.
                              AND SUBSIDIARIES
             CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                     (In thousands, except par value)

                                                       Oct. 1, 2000    Jan. 2, 2000
ASSETS
Current assets:
  Cash and cash equivalents (including restricted
    cash of $45 at Jan. 2, 2000)                           $698             $277
  Short-term investments                                  1,739            3,472
  Accounts receivable, net of allowance for doubtful
    accounts of $468 and $524                             1,577            1,210
  Inventories                                             2,117            1,793
  Other                                                     193               51
                                                       ----------------------------
    Total current assets                                  6,324            6,803

  Property and equipment, net                             3,211              612
  Patents and licensed technology, net                      471              516
  Other assets                                              628               89
                                                       ----------------------------
    Total assets                                        $10,634           $8,020
                                                       ============================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt                         $68             $163
  Accounts payable                                          566              515
  Accrued liabilities                                       324              604
                                                       ----------------------------
    Total current liabilities                               958            1,282
                                                       ----------------------------

Long-term debt                                            2,070               16

Stockholders' equity:
  Common stock, $.01 par value, 30,000 shares
    authorized, 2,328 and 1,978 shares issued
    and outstanding                                          23               20
  Additional paid-in capital                             33,716           33,033
  Accumulated deficit                                   (26,131)         (26,321)
  Deferred compensation                                      (2)             (10)
                                                       ----------------------------
    Total stockholders' equity                            7,606            6,722
                                                       ----------------------------
    Total liabilities and stockholders' equity          $10,634           $8,020
                                                       ============================


The accompanying notes are an integral part of these condensed consolidated financial statements.


                     SURGICAL LASER TECHNOLOGIES, INC.
                             AND SUBSIDIARIES
        CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                   (In thousands, except per share data)


                                               For the Quarter Ended:
                                       Oct. 1, 2000              Oct. 3, 1999
Net sales                                 $2,513                    $1,915
Cost of sales                              1,088                       792
                                       --------------------------------------
Gross profit                               1,425                     1,123
                                       --------------------------------------
Operating expenses:
  Selling, general and administrative      1,168                       970
  Product development                        186                       149
                                       --------------------------------------
                                           1,354                     1,119
                                       --------------------------------------

Operating income                              71                         4

Interest expense                             (51)                      (18)
Interest income                               41                        61
                                       --------------------------------------
Income before income taxes                    61                        47
Provision for income taxes                     -                         -
                                       --------------------------------------
Net income                                   $61                       $47
                                       ======================================

Basic and diluted income per share         $0.03                     $0.02
                                       ======================================

Shares used in calculating basic
  income per share                         2,328                     1,978
Shares used in calculating diluted
  income per share                         2,354                     1,978
                                       ======================================


The accompanying notes are an integral part of these condensed consolidated financial statements.


                     SURGICAL LASER TECHNOLOGIES, INC.
                             AND SUBSIDIARIES
        CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                   (In thousands, except per share data)


                                             For the Nine Months Ended:
                                           Oct. 1, 2000      Oct. 3, 1999

Net sales                                     $6,372           $ 6,147
Cost of sales                                  2,819             2,647
                                           ------------------------------
Gross profit                                   3,553             3,500
                                           ------------------------------

Operating expenses:
  Selling, general and administrative          2,932             3,516
  Product development                            496               606
  Non-recurring charges                            -             1,440
                                           ------------------------------
                                               3,428             5,562
                                           ------------------------------

Operating income (loss)                          125            (2,062)

Interest expense                                 (78)             (291)
Interest income                                  143               214
Other income                                       -               194
                                           ------------------------------
Income (loss) before income taxes                190            (1,945)
Provision for income taxes                         -                 -
                                           ------------------------------
Net income (loss)                               $190           ($1,945)
                                           ==============================

Basic and diluted income (loss) per share      $0.09            ($0.98)
                                           ==============================

Shares used in calculating basic income
  (loss) per share                             2,135             1,978
Shares used in calculating diluted income
  (loss) per share                             2,185             1,978
                                           ==============================


The accompanying notes are an integral part of these condensed consolidated financial statements.


                      SURGICAL LASER TECHNOLOGIES, INC.
                              AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                               (In thousands)

                                                               For the Nine Months Ended:
                                                             Oct. 1, 2000       Oct. 3, 1999

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                              $190             ($1,945)

  Adjustments to reconcile net income (loss) to
  net cash used in operating activities:
    Depreciation and amortization                                 495                 781
    Imputed interest                                                -                 (12)
    (Decrease) increase in provision for bad debt                 (26)                 21
    Non-recurring charges                                           -               1,440
    Gain on sale of property held for sale                          -                 (70)
    Increase (decrease) in assets, net of acquisition:
      Accounts receivable                                         (80)                (46)
      Inventories                                                (211)                199
      Other current assets                                       (112)                 60
      Other assets                                                 14                  (3)
    Decrease in liabilities, net of acquisition:
      Accounts payable                                           (362)               (339)
      Accrued liabilities                                        (299)               (593)
                                                             -------------------------------
        Net cash used in operating activities                    (391)               (507)
                                                             -------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of short-term investments, net                       1,733                 129
  Additions to property and equipment                            (212)               (104)
  Sale of property held for sale                                    -               4,237
  Patent costs                                                     (5)                (27)
  Acquisition costs                                              (340)                  -
                                                             -------------------------------
        Net cash provided by investing activities               1,176               4,235
                                                             -------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on long-term debt                                     (364)             (1,916)
  Reduction in long-term debt on property held for sale             -              (3,922)
                                                             -------------------------------
        Net cash used in financing activities                    (364)             (5,838)
                                                             -------------------------------

Net increase (decrease) in cash and cash equivalents              421              (2,110)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                    277               2,938
                                                             -------------------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                         $698                $828
                                                             ===============================


The accompanying notes are an integral part of these condensed consolidated financial statements.

                      SURGICAL LASER TECHNOLOGIES, INC.
                              AND SUBSIDIARIES

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
      ----------------------------------------------------------------

1.  Basis of Presentation:

The condensed consolidated financial statements of the Company for the three-month and nine-month periods ended October 1, 2000 and October 3, 1999 have been prepared by the Company without audit by the Company's independent auditors. In the opinion of the Company's management, all adjustments necessary to present fairly the financial position, results of operations and cash flows of the Company as of October 1, 2000 and for the periods then ended have been made. Those adjustments consist only of normal and recurring adjustments. The condensed consolidated balance sheet of the Company as of January 2, 2000 has been derived from the audited consolidated balance sheet of the Company as of that date.

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

The results of operations for the three-month and nine-month periods ended October 1, 2000 are not necessarily indicative of the results to be expected for the full year.

2.  Acquisition of Surgical Innovations & Services, Inc:

On June 1, 2000, the Company acquired Surgical Innovations & Services, Inc. ("SIS"), a closely held Alabama corporation that provides contract laser and other surgical services to hospitals and surgery centers in the southeastern United States. Under the acquisition agreement, the SIS stockholders received 350,000 shares of the Company's common stock and $300,000 in cash. The Company accounted for the acquisition using the purchase method. The purchase price also included approximately $2,702,000 of assumed liabilities. The purchase price has been preliminarily allocated to acquired assets, which included approximately $2,764,000 of property and equipment, based on their estimated fair values at the date of acquisition, pending final determination of certain acquired balances. This preliminary allocation has resulted in acquired goodwill of approximately $589,000, which is being amortized on a straight-line basis over twenty years.

The accompanying condensed consolidated financial statements do not include any revenues or expenses related to the acquisition prior to the June 1, 2000 closing date. Following are the Company's unaudited proforma results for the nine months ended October 1, 2000 and October 3, 1999, assuming the acquisition occurred on January 4, 1999.


                                                For the Nine Months Ended
                                             Oct. 1, 2000       Oct. 3, 1999
                                             ------------       ------------
                                                     (in thousands)

Net sales                                       $7,537             $8,119
Net income (loss)                                  $24            ($1,850)
Basic and diluted income (loss) per share        $0.01             ($0.79)
Shares used in calculating basic and
  diluted income (loss) per share                2,328              2,328

These unaudited proforma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which would have actually resulted had the acquisition occurred on January 4, 1999, or of future results of operations.

3. Inventories:

Inventories are stated at the lower of cost (first-in, first-out basis) or market. Cost is determined at the latest cost for raw materials and at production cost (materials, labor and indirect manufacturing cost) for work-in-process and finished goods.

Inventories at October 1, 2000 and January 2, 2000 were as follows (in thousands of dollars):

                                             Oct. 1, 2000     Jan. 2, 2000
                                             ------------     ------------

   Raw material and work-in-process             $1,334           $1,156
   Finished goods                                  783              637
---------------------------------------------------------------------------
                                                $2,117           $1,793
===========================================================================

4. Basic and Diluted Income (Loss) Per Share:

Basic and diluted income (loss) per share have been computed under the guidelines of Statement of Financial Accounting Standards No. 128 "Earnings per Share" ("SFAS No. 128") as follows (in thousands except for per share amounts):


                                   For the Quarter Ended          For the Nine Months Ended
                                Oct. 1, 2000   Oct. 3, 1999     Oct. 1, 2000    Oct. 3, 1999
                                ------------   ------------     ------------    ------------
Basic EPS Calculation
  Net income (loss)                 $61            $47              $190          ($1,945)
  Denominator:
    Common Stock Outstanding      2,328          1,978             2,135            1,978
                               -------------------------------------------------------------
  Basic EPS                       $0.03          $0.02             $0.09           ($0.98)
                               =============================================================

Diluted EPS Calculation
  Net income (loss)                 $61            $47              $190          ($1,945)
  Denominator:
    Common Stock Outstanding      2,328          1,978             2,135            1,978
    Common Stock Options             26              -                50                -
                               -------------------------------------------------------------
    Total Shares                  2,354          1,978             2,185            1,978
                               -------------------------------------------------------------
  Diluted EPS                     $0.03          $0.02             $0.09           ($0.98)
                               =============================================================

For the quarter and nine months ended October 1, 2000, the Company had common stock options and warrants outstanding of 518,000, of which 26,000 and 50,000 options were included in the calculation of diluted earnings per share, respectively. The remainder of common stock options and warrants outstanding were excluded from the calculation of diluted earnings per share because those options' and warrants' exercise prices were greater than the average market price of the common stock. For the quarter ended October 3, 1999, these common share equivalents were excluded from the calculation of diluted earnings per share because their exercise prices were greater than the average market price of the common stock. Due to the net loss incurred for the nine months ended October 3, 1999, the inclusion of these common share equivalents had an anti-dilutive effect when calculating diluted loss per share for nine months ended October 3, 1999, and as a result, were excluded from the calculation.

5. Bank Borrowings:

Concurrent with the SIS acquisition, the Company obtained a $3 million credit facility from a bank to replace the term debt of SIS. This $3 million credit facility has a commitment term of three years, permits deferment of principal payments until the end of the commitment term, and is secured by the Company's business assets, including collateralization of $2 million of the Company's cash and cash equivalents and short-term investments. The credit facility has an interest rate of floating LIBOR plus 2.25% and is subject to certain restrictive covenants and borrowing base certificates, with which the Company was in compliance at October 1, 2000. At October 1, 2000, the Company had $1,956,000 in outstanding obligations under the credit facility with $1,044,000 available under the credit facility.

6. Income Taxes:

No income tax provision was recorded for the nine months ended October 1, 2000 and October 3, 1999 due to the availability of net operating loss carryforwards.

7. Business Segment and Geographic Data:

The Company is engaged primarily in one business segment: the design, development, manufacture and marketing for sale or rental of laser products and other instruments for medical applications. The Company's customers are primarily hospitals and surgery centers. For the three months and nine months ended October 1, 2000 and October 3, 1999, the Company did not have material net sales to any individual customer.

The Company reported net sales in the following categories (in thousands of dollars):


                                       For the Three Months Ended:    For the Nine Months Ended:
                                       Oct. 1, 2000   Oct. 3, 1999   Oct. 1, 2000   Oct. 3, 1999
                                       ------------   ------------   ------------   ------------
Disposables and accessories               $1,287         $1,409         $4,007         $4,514
Laser system sales, service and rental     1,226            506          2,365          1,633
------------------------------------------------------------------------------------------------
Total net sales                           $2,513         $1,915         $6,372         $6,147
================================================================================================

For the three months and nine months ended October 1, 2000 and October 3, 1999, there were no material net sales attributed to an individual foreign country. Net sales by geographic area were as follows (in thousands of dollars):


                                       For the Three Months Ended:    For the Nine Months Ended:
                                       Oct. 1, 2000   Oct. 3, 1999   Oct. 1, 2000   Oct. 3, 1999
                                       ------------   ------------   ------------   ------------
Domestic                                  $2,212         $1,696         $5,637         $5,460
Foreign                                      301            219            735            687
------------------------------------------------------------------------------------------------
                                          $2,513         $1,915         $6,372         $6,147
================================================================================================

8. Supplemental Cash Flow Information:

The following noncash investing and financing activities took place:
In connection with the acquisition of SIS, the Company issued 350,000 shares of its common stock, valued at $686,000, to the shareholders of SIS.

ITEM 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations
-----------------------------------------------------------------------

OVERVIEW

The Company is engaged in the development, manufacture and sale of proprietary laser systems for both contact and non-contact surgery, and in the contract and per-procedure rentals of proprietary and other laser and medical equipment. The Company also develops, manufactures and sells certain non-laser products. The Company's growth strategy includes a specific focus in the surgical specialties of Otolaryngology, Head and Neck surgery and Neurosurgery (ENT and Neurosurgery). In conjunction with this focused strategy, the Company has entered and will continue to seek to enter into relationships with other companies to expand the use of the Company's products in surgical specialties other than ENT and Neurosurgery, and has utilized and will continue to seek to utilize its strengths in supplying other companies with products that draw on the Company's expertise and competencies.



While refocusing its strategy in ENT and Neurosurgery, the Company will take these other actions in an effort to enhance sales and to promote continued utilization of its products and services in those other surgical specialties.

Through its wholly-owned subsidiary, Surgical Innovations & Services, Inc., the Company seeks to expand its contract and per-procedure rental business through product expansion as well as through geographic expansion.

ACQUISITION OF SURGICAL INNOVATIONS & SERVICES, INC.

On June 1, 2000, the Company acquired Surgical Innovations & Services, Inc.
("SIS"), a closely held Alabama corporation that provides contract laser and other surgical services to hospitals and surgery centers in the southeastern
United States. The acquisition of SIS significantly increases the Company's sales presence in the southeastern United States and expands the Company's product offerings to include rentals on a per procedure basis for various types of surgical procedures.

The Company accounted for the acquisition using the purchase accounting method and has therefore included the revenues and expenses of SIS as of June 1, 2000 in the accompanying condensed consolidated financial statements. As consideration for the SIS business, the Company paid
$300,000 in cash and issued 350,000 shares of the Company's common stock to the stockholders of SIS. The purchase price also included approximately
$2,702,000 of assumed liabilities, comprised of $2,323,000 in debt obligations and $379,000 in accounts payable and accrued liabilities.

The purchase price has been preliminarily allocated to acquired assets based on their estimated fair values at the date of acquisition, pending final determination of certain acquired balances. Based on the preliminary allocation, the Company has acquired assets valued at $3,193,000, comprised of $2,763,000 in property and equipment; $260,000 in accounts receivable;
$136,000 in inventory; and $34,000 in other assets. The property and equipment acquired included $2,523,000 of lasers used in providing the SIS rental services to customers. The excess of the purchase price over the fair value of the assets acquired of approximately $589,000 was allocated to goodwill, which will be amortized on a straight-line basis over twenty years. Goodwill is included within the long-term asset portion of the Balance Sheet within the caption "Other Assets".

During the next nine months, the Company will analyze whether a portion of the excess of the purchase price over the assets acquired can be allocated to intangible assets other than goodwill, such as customer base or trade name. Therefore, the value assigned to goodwill is preliminary and subject to change.

RESULTS OF OPERATIONS

Net sales for the quarter ended October 1, 2000 of $2,513,000 increased
$598,000 or 31% compared to the third quarter 1999 net sales of $1,915,000.
For the nine months ended October 1, 2000, net sales were $6,372,000 compared to $6,147,000 in the first nine months of 1999, an increase of $225,000 or 4%.

Net sales of disposables and related accessories of $4,007,000 in the nine months ended October 1, 2000 declined $507,000 or 11% compared to the nine months ended October 3, 1999. This decrease was due to the lower level of Contact Laser Delivery System sales primarily within the US markets, which were offset, in part, by increases in sales of non-laser disposable products.

Net sales of laser systems, service and rentals of $2,365,000 in the nine months ended October 1, 2000 increased $732,000 or 45% compared to the nine months ended October 3, 1999. The Company's acquisition of SIS on June 1,
2000 resulted in the Company recording SIS rental revenue of $948,000 for the months June 2000 through September 2000. The increase in rental revenue was offset, in part, by a reduction in the Company's Laser On
Call[trademark] rental business and lower Nd:YAG laser sales.

Gross profits of $1,425,000 for the quarter ended October 1, 2000 increased
$302,000 or 27% compared to gross profits of $1,123,000 for the quarter ended October 3, 1999, primarily due to increased sales. Gross profits for the nine months ended October 1, 2000 of $3,553,000 increased $53,000 or 2% compared to gross profit of $3,500,000 for the first nine months of 1999.
As a percentage of net sales, gross profit was 56% during the nine months ended



October 1, 2000 and 57% during the nine months ended October 3, 1999. Lower percentage margins from the acquired SIS business were offset in part by lower reserves required for laser inventories due to increased production.

Operating expenses for the third quarter of 2000 were $1,354,000, an increase of $235,000 or 21% from the third quarter of 1999. This increase was primarily attributable to the incorporation since June 1, 2000 of the operating expenses of SIS, and to an increase in new product development costs. The higher level of expenses was offset, in part, by lower depreciation expense and the collection of previously reserved notes receivable. For the first nine months of 2000, operating expenses were $3,428,000, a decrease of $694,000 or 17% from the first nine months of 1999 operating expenses before non-recurring charges. This decrease was primarily attributable to reductions in depreciation expense, the collection of previously reserved notes receivable and personnel and other expense reductions implemented during the second quarter of 1999 for the purpose of bringing expenses more in line with current sales levels. These reductions were offset, in part, by the incorporation of SIS operating expenses since
June 1, 2000.

Selling, general and administrative expenses were $1,168,000 in the third quarter of 2000, an increase of $198,000 or 20% from the comparable prior year period. This increase was primarily attributable to the SIS acquisition, offset, in part, by lower depreciation expense and the collection of previously reserved notes receivable. In the first nine months of 2000, selling, general and administrative expenses were $2,932,000 compared to $3,516,000 in the first nine months of 1999, a decrease of $584,000 or 17%. This decrease was primarily attributable to lower depreciation expense, the collection of previously reserved notes receivable and reductions of the Company's personnel associated expenses enacted during the second quarter of 1999. The lower level of expenditures was offset, in part, by the incorporation of SIS selling, general and administrative expenses since June 1, 2000.

Product development expenses of $186,000 in the third quarter of 2000 increased by $37,000 or 25% from the comparable period in 1999 due to increased consulting costs related to new product development. Product development expenses of $496,000 in the first nine months of 2000 decreased by $110,000 or 18% from the comparable period in 1999. This lower level of spending was principally due to a decrease in personnel costs and related expenses.

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

Interest expense of $51,000 for the quarter ended October 1, 2000 increased
$33,000 from interest expense of $18,000 for quarter ended October 3, 1999.
This increase was due to the assumption of SIS debt. Interest expense of $78,000 for the first nine months of 2000 was $213,000 or 73% lower than in the first nine months of 1999. The decrease was primarily attributable to the sale of the Company's facility in Oaks, Pennsylvania during June 1999, whereby the mortgages on the facility were assumed by the buyer, offset in part, by the interest incurred on the assumed SIS debt.

Interest income of $41,000 for the third quarter of 2000 declined $20,000 or 33% from the third quarter of 1999. Interest income of $143,000 for the first nine months of 2000 declined $71,000 or 33% from the first nine months of 1999. These declines were due to the lower level of cash, cash equivalents and short-term investments.

Other income primarily consisted of facility-related income and expense items. Due to the Company's sale of its facility in Oaks, Pennsylvania during June 1999, there was no other income recorded for the nine months ended October 1, 2000. Other income for the nine months ended October 3, 1999 was $194,000.

LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents and short-term investments at October 1, 2000 were $2,437,000, a decrease of $1,312,000 from the January 2, 2000 balance of $3,749,000. Accounting for the majority of this decline was the $300,000 cash payment to the shareholders of SIS in accordance with the terms of the acquisition agreement, $630,000 in cash payments of SIS trade payables and debt and $320,000 in fixed assets and inventory purchases. The Company invests its excess cash in high-quality, liquid, short-term investments. Restricted cash and cash equivalents consisted of $45,000 held in escrow for payment of taxes related to the sale of the Company's property in Oaks, Pennsylvania, at January 2, 2000.

Concurrent with the SIS acquisition, the Company obtained a $3 million credit facility from a bank to replace the term debt of SIS. This $3 million credit facility has a commitment term of three years, permits deferment of principal payments until the end of the commitment term, and is secured by the Company's business assets, including collateralization of $2 million of the Company's cash and cash equivalents and short-term investments. The credit facility has an interest rate of floating LIBOR plus 2.25% and is subject to certain restrictive covenants and borrowing base certificates, with which the Company was in compliance at October 1, 2000. At October 1, 2000, the Company had $1,956,000 in outstanding obligations under the credit facility with $1,044,000 available under the credit facility.

Net cash used in operating activities was $391,000 in the first nine months of 2000 compared to cash used in operating activities of $507,000 in the comparable period in 1999. The decrease in cash used in operating activities was due principally to the profit of $190,000 reported in the first nine months of 2000 compared to the net loss, before non-recurring charges, of $505,000 in the first nine months of 1999.

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

Net cash provided by investing activities was $1,176,000 in the first nine months of 2000 compared to net cash used in investing activities of $2,000, excluding the sale of the property in Oaks, Pennsylvania in the first nine months of 1999. The comparable increase in cash provided by investing activities was due principally to the sale of short-term investments offset by acquisition costs.

Excluding the sale of the property in Oaks, Pennsylvania, net cash used in financing activities was $364,000 and $1,916,000 in the first nine months of 2000 and 1999, respectively. This decrease in cash used in financing activities was the result of the Company's cash payment of $1,621,000 to the holders of the Company's 8% subordinated notes during the third quarter of 1999, for which there was no comparable payment in the 2000 period.

Management believes the Company's current cash position and credit facility with its bank will be sufficient to fund operations and meet commitments for long-term debt, other commitments and contingencies and capital expenditures.

Management believes that inflation has not had a material effect on operations for the periods presented.

RISK FACTORS

For information regarding certain risk factors that could cause actual results to differ materially from those suggested in forward-looking statements contained herein or otherwise made from time to time by the Company, reference is made to the Company's Form 10-K, Item 7, "Risk
Factors," for the fiscal year ended January 2, 2000, which is incorporated herein by reference. The risk factors described in such report continue to be applicable at October 1, 2000.



                       PART II.    OTHER INFORMATION

ITEM 4.  Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Stockholders on July 19, 2000.
Sheldon M. Bonovitz, Richard J. DePiano, Jay L. Federman, James Lee Stafford and Michael R. Stewart, the director nominees set forth in the Notice of Annual Meeting, were elected to serve as directors. The following table provides the details of the votes cast for each director nominee.

Nominee                      Votes For                  Withhold Authority
-------                      ---------                  ------------------
Sheldon M. Bonovitz          1,637,362                        52,915
Richard J. DePiano           1,637,402                        52,875
Jay L. Federman              1,637,502                        52,775
James Lee Stafford           1,637,522                        52,775
Michael R. Stewart           1,637,502                        52,775

Grant Thornton LLP was ratified to serve as the Company's independent accountants for the fiscal year ending December 31, 2000, with 1,677,524 votes favoring ratification, 8,844 votes opposing and 3,913 votes abstaining.

On the resolution to approve and adopt the Company's 2000 Equity Incentive
Plan, 290,567 votes were cast in favor of such resolution, 156,942 were cast against such resolution and 6,508 votes abstained from voting on such resolution. On the basis of such vote, the 2000 Equity Incentive Plan was approved and adopted.

ITEM 5.  Other Information

Proposals of stockholders of the Company which are intended to be presented by such stockholders at the 2001 Annual Meeting of Stockholders, which is scheduled for July 17, 2001, must be received by the Company no later than February 14, 2001 in order that they may be included, subject to compliance with applicable federal securities laws and regulations, in the proxy statement and form of proxy relating to that meeting.



ITEM 6. Exhibits and Reports on Form 8-K
----------------------------------------

a. Exhibits:  Exhibit 27 - Financial Data Schedule, October 1, 2000.

b. Reports on Form 8-K: None.



                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   SURGICAL LASER TECHNOLOGIES, INC.


Date: November 9, 2000             By:  /s/ Davis Woodward
                                      --------------------
                                      Davis Woodward
                                      Vice President, Finance and
                                      Chief Financial Officer

                                      Signing on behalf of the Company
                                      and as principal financial officer.

                                    15

