Form 10-K
period 2000-12-31
SURGICAL LASER TECHNOLOGIES INC /DE/
filed 2001-03-30
CIK 854099

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000.

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.(X)

As of March 15, 2001, the aggregate market value of the voting common equity of Registrant held by non-affiliates was approximately $2,600,296. Registrant has no authorized non-voting common equity.

On March 15, 2001 Registrant had outstanding 2,327,965 shares of Common Stock, $.01 par value.

                                     PART I
                                     ------

Item 1.       Business.
-------       ---------

(a) GENERAL DEVELOPMENT OF BUSINESS.

Surgical Laser Technologies, Inc. ("SLT" or "Registrant") was incorporated in December 1983 under the laws of the State of Delaware. Registrant's principal offices are located at 147 Keystone Drive, Montgomeryville, Pennsylvania 18936-9638, and its telephone number is (215) 619-3600.

Registrant is engaged in the development, manufacture and sale of proprietary laser systems for both contact and non-contact surgery, and in the delivery of turn-key surgical services which include the provision of technicians, capital equipment and disposable and reusable products for specific surgical procedures. Registrant's surgical services are performed under contractual agreements with its customers, or under a non-contracted arrangement. All of Registrant's surgical services customers are charged for the services provided on a per-procedure basis. Registrant supplements its sales of laser systems and surgical services with certain non-laser product offerings.

Registrant's growth strategy includes a continued emphasis on identifying surgical procedures that benefit from the precision and hemostatic capabilities of Registrant's proprietary technology coupled with the development and servicing of products that provide the opportunity to expand Registrant's surgical services offerings.

Registrant expanded its surgical services offerings in June 2000 through the acquisition of Surgical Innovations & Services ("SIS"). SIS provides surgical services utilizing a variety of laser technologies to its customer base located mainly in the southeastern United States. Registrant expanded its product offerings during 2000 and 1999 to include non-laser based products specifically targeted at the ENT and Neurosurgery markets. In 2000, Registrant re-designed its ClearESS(R) irrigation and suction system, which was originally introduced in 1998. The new ClearESS II(TM) has a smaller size and is more ergonomic than its predecessor. In 1999, Registrant introduced the BiFrazier(TM), a bipolar suction coagulator. Registrant will continue to seek to expand its product offerings within the specialty markets it serves.

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

The acquisition of SIS significantly increases the Registrant's sales presence in the southeastern United States and expands Registrant's product offerings to include various types of surgical products for a variety of surgical procedures. Registrant accounted for the acquisition using the purchase accounting method and has therefore included the revenues and expenses of SIS from June 1, 2000 in the consolidated financial statements included in Part II, Item 8, Financial Statements and Supplementary Data. As consideration for the SIS business, Registrant paid $300,000 in cash and issued 350,000 shares of Registrant's common stock to the stockholders of SIS (see Note 2 of Notes to Consolidated Financial Statements).

There were no other significant changes in Registrant's business during the fiscal year ended December 31, 2000.

(b) FINANCIAL INFORMATION ABOUT OPERATING  SEGMENTS.

Registrant is engaged primarily in one operating segment: the design, development and manufacture of laser products and the marketing of those laser products as well as other instruments for medical applications. Registrant markets its offerings through traditional sales efforts as well as through the provision of fee based surgical services. See Note 16 of Notes to Consolidated Financial Statements for segment information.

(c)  NARRATIVE DESCRIPTION OF BUSINESS.

Registrant is primarily engaged in the development, manufacture and sale of a proprietary Contact Laser System for surgery and other instruments for surgical applications, and in the provision of surgical services on a turn-key procedural basis. Registrant's surgical services offerings were significantly expanded in June, 2000 through the acquisition of SIS. Through the acquisition of SIS, Registrant's surgical services offerings, previously limited to Registrant's proprietary laser systems, have been expanded to include the products of several other companies, broadening the scope of procedures to which Registrant is able to provide support services. In conjunction with its primary products and services, Registrant has entered and will continue to seek to enter into relationships with other companies to expand the use of Registrant's products and services, and will continue to seek to utilize its strengths in supplying other companies with products that draw on Registrant's expertise and competencies. During fiscal 2000, 1999 and 1998, total revenues from sales of Registrant's products and services were $8,929,000, $7,951,000 and $9,393,000, respectively.

Registrant introduced Contact Laser surgery by combining proprietary Contact Laser Delivery Systems with an Nd:YAG laser unit to create a multi-specialty surgical instrument that can cut, coagulate or vaporize tissue. Registrant's Contact Laser Delivery Systems can be used effectively with any wavelength of laser between 532nm and 1064nm. Included in these wavelengths are the KTP laser (532nm), diode laser (various wavelengths) and Nd:YAG laser (1064nm).

Almost all of the surgery performed today, endoscopic or open-cavity, utilizes two fundamental technologies-mechanical cutting and clamping, and/or thermal vaporization and coagulation. The mechanical scalpel, scissors and suture are universally accepted. However, today's surgery increasingly requires additional control of bleeding, more precision and better access to diseased sites. Lasers are suited for this requirement.

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

Registrant's revenues are generated primarily by three sources: the sale of Contact Laser Delivery Systems and related accessories; the sale of Nd:YAG laser units and related service; and the provision of surgical services. Registrant's Contact Laser Delivery Systems consist of proprietary fiberoptic delivery systems which deliver the laser beam from Registrant's Nd:YAG laser unit via an optical fiber to the tissue, either directly or through a proprietary Laser Probe or Laser Scalpel.

Disposable Fiberoptic Delivery Systems. Registrant has designed disposable optical quartz fibers to channel the laser beam from Registrant's laser unit to the fiber end, the Laser Probe or the Laser Scalpel or to one of 24 interchangeable, application-specific handpieces that hold the Laser Scalpel or Laser Probe. These proprietary optical fibers and handpieces are intended for single use and range currently in list price from $145 to $990.

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

Laser Units. Registrant markets the CLMD line of Nd:YAG laser units for use with its Contact Laser Delivery Systems. The line consists of four units: the CLMD 25-watts to tissue, on 110 volts; the CLMD 40-watts to tissue, on 110 volts; the CLMD Dual which operates up to 40-watts to tissue on 110 volts and up to 60-watts to tissue on 220 volts; and the CLMD 100-watts to tissue, on 220 volts. The laser units are modularly designed to allow the customer to upgrade from the 25-watts laser to the 40-watts or Dual laser and from the 40-watts laser to the Dual laser, and thus provide the customer the flexibility and versatility to change its laser system easily to meet its changing surgery needs. Current list prices for the lasers are as follows: CLMD 25-watts, 110-volts - $55,000; CLMD 40-watts, 110-volts - $70,000; CLMD Dual - $85,000; and CLMD 100 watts - $95,000. These prices include a one-year warranty.

Virtually all of Registrant's laser systems and laser delivery systems (other than those manufactured by other companies that are utilized in the provision of surgical services) are manufactured and assembled at Registrant's Montgomeryville, Pennsylvania facility. The raw materials used by Registrant are generally available in adequate supply. Registrant obtains all of its partially finished Laser Probes and Laser Scalpels from three suppliers in the United States. Registrant performs materials processing and final assembly on the Laser Probes and Laser Scalpels using proprietary and patented treatment processes. The fiberoptic delivery systems, with and without handpieces, are also manufactured by Registrant. Registrant's sterile gas and fluid cartridge systems are manufactured exclusively by a domestic supplier in accordance with Registrant's specifications.

Handheld Sinus Instrumentation. Registrant markets a line of 27 precision thru-cutting instruments used for minimally invasive sinus surgery. The line includes instruments with cutting tips at several different angles to allow for convenient access to difficult-to-reach anatomy. The instruments' list prices range from $225 to $975.

Irrigation and Suction System. Registrant manufactures and markets ClearESS I and ClearESS II, which provides convenient and effective irrigation and suction to remove blood and debris for enhanced visualization during endoscopic sinus surgery. The ClearESS I kit, which includes suction and irrigation tubing, currently has a list price per package ranging from $495 to $795. The ClearESS II kit, which includes suction and irrigation tubing, currently has a list price per package ranging from $245 to $745.

Bipolar Devices. Registrant manufactures and markets HemoSleeve(R), a bipolar sleeve which fits over the surgeon's existing microdebrider, and Bi-Frazier(TM), a handheld bipolar suction coagulator. Both the HemoSleeve and Bi-Frazier provide the surgeon with precise bipolar coagulation while the Bi-Frazier has added suction capabilities. Both products improve surgical efficiency and enhance visualization by reducing intra-operative bleeding. Registrant's HemoSleeve has a list price of $295 for a package of five. Registrant's Bi-Frazier has a list price of $245 for a package of five.

Surgical Services. Registrant provides its customers with the ability to utilize its laser systems, as well as those of other companies, coupled with a technician on a per-procedure basis. The services are provided for a variety of surgical procedures utilizing various laser technologies. The per-procedure prices charged for surgical services vary based on the surgical procedure performed and currently range from $100 to $3,500 per-procedure.

Marketing

Registrant sells its products and services to hospitals and surgery centers, and to individual practioners. Registrant works closely with its customers to develop and supply innovative technologies that advance therapeutic benefit. Registrant's products and services are designed to improve cost-effectiveness and enhance access to and ease of use of various technologies. Registrant's marketing efforts include activities designed to educate physicians and nurses in the use of Registrant's products and services.

Registrant's sales organization provides consultation and assistance to customers on the effective use of Registrant's products. The consultative sales effort varies depending on many factors, which include the nature of the specialty involved and complexity of the procedures and continues throughout Registrant's long-term relationship with its customers. The length of the sales cycle for a laser unit varies from one month to one year, with the average sale requiring approximately six months. The length of the sales cycle for the provision of services can range from immediate to several months depending on the services desired.

Supervision of Registrant's sales and marketing activities is carried out through Registrant's President and CEO and the President of SIS. The sale and post-sale support provided by Registrant includes area managers and clinical support specialists who are trained in the utilization of Registrant's products and services, and who provide clinical consultation regarding safety, efficacy and operating room procedures; and marketing and technology personnel, who together provide the link between the surgeon and Registrant to create innovative solutions and identify new applications and product opportunities. In certain geographic areas of the United States, Registrant utilizes distributors, whose employees are not Registrant's employees, to provide this support. Registrant distributes its products internationally through independent distributors.

Contract Development and Private Label Manufacturing. Registrant has sought and will continue to seek to augment its sales to end-user customers by entering into specific contract development and private label manufacturing agreements with other companies. These activities are designed to utilize Registrant's product strengths and capabilities.

International Markets. During 2000 and 1999, Registrant's international marketing activities included working through distributors in various countries in Europe, the Middle East, the Far East, South America, Mexico and Canada.

Research and Development

Registrant focuses its research and product development efforts on tissue effect technologies that include laser and non-laser based technologies focused on improving its product and service offerings. Registrant's technological capabilities are designed to be responsive to the surgeon's needs. Registrant has the ability to respond to development requirements in the areas of optical/materials technology, laser and electrosurgical technology and mechanical and electronics technology. During 2000, 1999 and 1998, Registrant spent $651,000, $741,000 and $1,179,000, respectively, on product development.

Registrant's facility in Montgomeryville, Pennsylvania houses its product development activities. Registrant utilizes the technologies developed by Advanced Laser Systems Technology, Inc. ("ALST"), which was licensed to Registrant in December 1990, in the development and manufacture of its CLMD laser units. Registrant, in addition to its internal product development programs, works closely with medical centers, universities and other companies worldwide in an effort to develop additional products and applications.

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

Registrant continues to focus on applications in minimally invasive and open surgery procedures where precision and hemostasis are critical to the procedure being performed and where Registrant's products and services can demonstrate distinct clinical advantages and cost-effectiveness relative to traditional surgical methods.

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

In addition, Registrant faces competition from other surgical services companies and from product manufacturers who may offer their products through a similar per-procedure method.

Registrant faces substantial competition from well-established manufacturers of non-laser products. These well-established companies have substantially greater resources than Registrant and could exert considerable competitive pressure on Registrant.

Registrant continues to be aware that certain companies have introduced into the market concepts or products that draw on Contact Laser technology. Registrant does not perceive that such concepts or products have a significant impact on Registrant's sales.

Registrant, through its patented Contact Laser Delivery Systems, is able to produce a wide range of temperature gradients which address a broad range of surgical procedures within multiple specialties. Registrant's multiple specialty capability reduces a hospital's need to purchase several lasers to meet its specialists' varied requirements. These factors, coupled with the precision, hemostasis, tactile feedback and control provided by its Contact Laser Delivery Systems, are Registrant's primary competitive strengths. Registrant's non-laser products employ novel features which are aimed at facilitating surgical procedures and thus cause them to be differentiated in the marketplace. Certain of these products have patent applications pending.

Registrant's primary competitive strengths in surgical services are in the training it provides to its clinical service technicians, its adherence to various quality standards and its ability to integrate products which it manufactures into the range of services provided, and thus reduce the cost of delivered services.

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

Patents

Registrant's patents offer significant protection to the differentiation of Registrant's Contact Laser Delivery Systems from competitors' products. Registrant has sought and enjoys such protection principally in the United States. As of December 31, 2000, Registrant had seventeen patents issued by the U.S. Patent and Trademark Office which generally expire 17 years from the following respective dates of issuance: September 15, 1987 (laser scalpels); April 12, 1988 (coatings); November 22, 1988 (two-piece disposable laser delivery system); April 18, 1989 (laser probes and scalpels); January 23, 1990 (supply system for sterile fluids and gases); January 23, 1990 (two-piece disposable laser delivery system); October 13, 1992 (unitary scalpel); June 22, 1993 (adjustable touch control hand-piece); January 10, 1995 (contact or insertion laser probe having wide angle radiation); May 16, 1995 (fused tip and fiber); May 28, 1996 (probe with inclusions); March 4, 1997 (surgical tool for use with Contact Laser); September 5, 1998 ( a continuation of surgical laser tool issued March 4, 1997); November 10, 1998 (laterally-emitting laser devices); August 31, 1999 (method of treating a body cavity issue using an endoscopic sugical laser); September 28, 1999 (photooptic breakdown probe); and February 15, 2000 (laser catheter). Registrant has several other patents pending before the U.S. Patent and Trademark Office, as well as other patents and pending applications overseas.

Registrant has also begun to establish a proprietary position for its new products. Registrant has filed patent applications with the U.S. Patent and Trademark Office for its HemoSleeve and ClearESS products and anticipates that applications will be filed for other new products.

Registrant intends to continue its policy of defending vigorously the ownership and protection of its proprietary technology against significant encroachments. However, no assurance can be given that such policy will be successful.

Many of Registrant's products and services are offered under trademarks and service marks, both registered and unregistered. Registrant believes its trademarks encourage customer loyalty and aid in the differentiation of Registrant's products from competitors' products. Accordingly, Registrant has registered seven of its trademarks with the U.S. Patent and Trademark Office. It has filed its intent to register other trademarks, principally in areas outside of Contact Laser surgery. Registrant has other registrations issued or pending abroad.

Employees

As of December 31, 2000, Registrant had 82 employees of whom 42 were engaged in manufacturing, service and operations, 8 in research and product development, 17 in sales, marketing and customer service and 15 in general administration. Registrant's employees are not represented by a union. Registrant considers its relations with employees to be good.

(d) FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT
SALES.

In addition to Registrant's domestic sales, Registrant currently sells its products internationally through distributors in Western Europe, Canada, the Middle East, the Far East and South America. During fiscal 2000, 1999 and 1998, domestic sales represented 89%, 89% and 87%, respectively, of Registrant's total sales. All export sales are transacted in U.S. currency.

Item 2.        Properties.
-------        -----------

Registrant currently leases a 42,000 sq. ft. facility in Montgomeryville, Pennsylvania that houses all of its administrative and manufacturing operations. Registrant entered a five-year lease for the Montgomeryville facility on May 29, 1996 and has extended the original term of the lease until July 2006. In addition to its headquarters in Montgomeryville, Pennsylvania, Registrant also leases several offices throughout the southeastern United States. These offices are utilized by Registrant sales representatives to conduct sales and training responsibilities. With the exception of the Tuscaloosa, Alabama office, these offices consist of one-room offices under various operating leases. The Tuscaloosa, Alabama office is a 5,000 sq. ft. facility with a two year lease term expiring July 2002.

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

Registrant's lease on its former manufacturing facility in Hebron, Kentucky expired in August 2000. Since the operations from this facility were transferred during 1992 to Pennsylvania, Registrant did not renew the lease.

Item 3.        Legal Proceedings.
-------        ------------------

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

SIS provided the laser system, manufactured by a third-party, which the surgeon used in performing the procedure, along with a technician to operate the laser, subject to the surgeon's direction and supervision. SIS' insurance carrier is defending the action without having reserved any right to contest its coverage obligation. The case is in its discovery phase. The surgeon's deposition which had been delayed due to the bankruptcy of his insurance provider finally took place in November, 2000. The Company continues to believe that it has meritorious defenses to Ms. Williams' claim and intends to defend itself vigorously.

Item 4.       Submission of Matters to a Vote of Security Holders.
-------       ----------------------------------------------------

Not applicable.

                                     PART II

Item 5.       Market for Registrant's Common Equity and Related Stockholder
-------       -------------------------------------------------------------
              Matters.
              --------

Registrant's Common Stock, $.0l par value, is quoted on the Nasdaq Stock Market under the symbol "SLTI." Until January 14, 1999, Registrant's Common Stock was quoted on the Nasdaq National Market. Since January 15, 1999, Registrant's Common Stock has been traded on the Nasdaq SmallCap Market. As of March 15, 2001, there were approximately 495 record holders of Registrant's Common Stock. On March 15, 2001, the closing price of Registrant's Common Stock on the Nasdaq Stock Market was $1.31 per share. The following table sets forth the high and low sales prices, for Registrant's Common Stock for each quarterly period within the two most recent fiscal years.

2000                                                             High     Low
                                                                 ----     ---
                  First Quarter                                  $5.00   $1.63
                  Second Quarter                                  3.00    1.81
                  Third Quarter                                   2.75    1.63
                  Fourth Quarter                                  1.97    1.06

1999                                                             High      Low
                                                                 ----      ---
                  First Quarter                                  $3.13   $1.38
                  Second Quarter                                  4.47    1.63
                  Third Quarter                                   2.50    1.00
                  Fourth Quarter                                  2.31    1.38


Registrant has never paid any cash dividends on its Common Stock and does not expect to pay cash dividends in the foreseeable future.

Item 6.      Selected Consolidated Financial Data.
-------      -------------------------------------

The following table summarizes certain selected financial data for the five years ended December 31, 2000. The selected financial data for Registrant at December 31, 2000 and January 2, 2000 and for each of the three years in the period ended December 31, 2000 are derived from, and are qualified by reference to, the financial statements of Registrant, which are included elsewhere in this report. The December 31, 2000 financial statements have been audited by Grant Thornton LLP, independent certified public accountants, to the extent indicated in their report. The January 2, 2000 and January 3, 1999 financial statements have been audited by Arthur Andersen LLP, independent public accountants, to the extent indicated in their report. The selected financial data for Registrant at January 3, 1999, December 28, 1997, and December 29, 1996, and for each of the two years in the period ended December 28, 1997, are derived from the audited financial statements of Registrant not included herein. This data should be read in conjunction with Registrant's financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in this report.

                                                   2000        1999           1998           1997           1996
                                                 --------    --------       --------       --------       --------
                                                                (In thousands, except per share)
Statement of Operations Data:
Net sales                                        $  8,929    $  7,951       $  9,393       $ 11,665       $ 10,974
Gross profit                                        4,977       4,565          4,927          6,893          6,912

    Percentage of sales                              55.7%       57.4%          52.5%          59.1%          63.0%

Selling, general and administrative expenses        4,159       4,427          5,944          6,613          8,072
Product development expenses                          651         741          1,179            910          1,404
Non-recurring charges (income)                         --       1,440 (1)        485 (1)       (177)(2)      1,504(3)
Operating income (loss)                               167      (2,043)        (2,681)          (453)        (4,068)
Net income (loss)                                     241      (1,883)        (2,552)          (381)        (4,508)
Basic and diluted earnings (loss) per share      $   0.11    $  (0.95)(4)   $  (1.29)(4)   $  (0.19)(4)   $  (2.28)(4)

Shares used in calculation of basic earnings
   (loss) per share                                 2,182       1,978          1,978          1,977          1,973
Shares used in calculation of diluted earnings
   (loss) per share                                 2,219       1,978          1,978          1,977          1,973

Balance Sheet Data:
Cash, cash equivalents and short-term
   investments                                   $  2,400    $  3,749       $  6,023       $  6,549       $  6,120
Accounts receivable, net                            1,825       1,210          1,437          1,925          2,899
Inventories                                         2,182       1,793          2,540          2,986          3,534
Total assets                                       10,933       8,020         16,648         19,996         21,490
Long-term debt                                      2,300          16          3,965          4,509          4,971
Convertible subordinated notes                         --          --          1,624          1,633          1,660
Stockholders' equity                             $  7,683    $  6,722       $  8,594       $ 11,357       $ 11,308
==================================================================================================================

(1)  See Note 11 of Notes to Consolidated Financial Statements.
(2) Net effect of a benefit of $1,000,000 from the settlement of litigation, offset in part by non-recurring facility-related costs.
(3) Severance and other costs associated with workforce reductions and facility-related costs.

(4) The inclusion of common share equivalents had an anti-dilutive effect when calculating diluted loss per share, and, as a result, diluted loss per share was equivalent to basic loss per share for each period presented.

No cash dividends were declared during any of the periods presented.
The accompanying Consolidated Financial Statements and Notes thereto are an integral part of this information.

Item 7.  Management's Discussion and Analysis of Financial Condition and
-------  -----------------------------------------------------------------------
         Results of Operations.
         ----------------------

Acquisition of Surgical Innovations & Services, Inc.

On June 1, 2000, Registrant acquired SIS, a closely held Alabama corporation that provides surgical services to hospitals and surgery centers in the southeastern United States. The acquisition of SIS significantly increases Registrant's sales presence in the southeastern United States and expands Registrant's service offerings to include the provision of other companies' product for various types of surgical procedures.

Registrant accounted for the acquisition using the purchase accounting method and has therefore included the results of operation of SIS from June 1, 2000 in the consolidated financial statements presented in Part II, Item 8, Financial Statements and Supplementary Data. As consideration for the SIS business, Registrant paid $300,000 in cash and issued 350,000 shares of Registrant's common stock to the stockholders of SIS. The purchase price also included approximately $2,702,000 of assumed liabilities, comprised of $2,323,000 in debt obligations and $379,000 in accounts payable and accrued liabilities.

The purchase price has been preliminarily allocated to acquired assets based on their fair values at the date of acquisition, pending final determination of certain acquired balances. Based on the preliminary allocation, Registrant has acquired assets valued at $3,193,000, primarily comprised of $2,763,000 in property and equipment; $260,000 in accounts receivable; $107,000 in inventory; and $34,000 in other assets. The property and equipment acquired included $2,523,000 of lasers used in providing the SIS rental services to customers. The excess of the purchase price over the fair value of the assets acquired of approximately $648,000 was allocated to goodwill, which will be amortized on a straight-line basis over twenty years.

During the first six months of fiscal 2001, Registrant will analyze whether a portion of the excess of the purchase price over the assets acquired can be allocated to intangible assets other than goodwill, such as customer base or trade name. Therefore, the value assigned to goodwill is preliminary and subject to change.

Net Sales

Registrant's net sales are generated primarily by three sources: sales of Contact Laser Delivery Systems and related accessories; sales of Nd:YAG Laser Systems and related maintenance; and the provision of surgical services. The U.S. market is serviced predominantly by a direct sales force, while sales outside the United States are derived through a network of distributors. In 2000, total net sales of $8,929,000 increased $978,000, or 12% from 1999 sales of $7,951,000. The 1999 sales of $7,951,000 decreased $1,442,000, or 15%, from
1998 sales of $9,393,000.

Net sales of disposables and related accessories were $5,283,000 or 59% of total net sales in 2000. This represented a decrease of $627,000 or 11% compared to 1999 net sales of disposables and related accessories of $5,910,000. The decrease was due to the lower level of Contact Laser Delivery System sales primarily within the U.S. markets. Net sales of disposables and related accessories were $5,910,000 or 74% of total net sales in 1999. This represented a decrease of $400,000 or 6% compared to 1998 net sales of disposables and related accessories of $6,310,000. The decrease was due to the lower level of Contact Laser Delivery System sales primarily within the U.S. Urology market, offset, in part, by an increase in sales of new non-laser disposable products.

Net sales of laser systems and related maintenance, which comprised 16% of total net sales in 2000, increased by 4% from 1999 on a 5% decline in laser unit sales. In 2000, the overall average unit selling price of an Nd:YAG laser system increased 23% as compared to 1999 due to increases in the selling price of new and refurbished lasers. Net sales of laser systems and related maintenance, which comprised 17% of Registrant's net sales in 1999, decreased by 35% from 1998 on a 37% decline in units. As part of Registrants contract development activities in 1998, Registrant supplied holmium lasers to CorMedica Corporation for use in its PTER(TM)procedure. Laser sales to CorMedica in 1998 accounted for 25% of the laser systems and service sales and 29% of unit sales. Excluding the sales to CorMedica, net sales of laser systems and service in 1999 declined 13% on a 12% decline in units. The decrease was caused by a 75% decline in international laser system unit sales, resulting primarily from a decline in sales to Registrant's distributor in China. This decrease was offset, in part, by a 46% increase in domestic laser system unit sales, resulting primarily from Registrant's sales in the ENT and Neurosurgical markets. In 1999, the overall average unit selling price of an Nd:YAG laser system remained consistent as compared to 1998.

Registrant provides per-procedure surgical services for customers which include access to a laser system and related disposables as well as a technician. Prior to the acquisition of SIS in June 2000, Registrant offered the use of its proprietary Nd:YAG laser system in the provision of surgical services. With the acquisition of SIS, Registrant has acquired several different types of lasers, significantly expanding the types of surgical procedures that can be performed through its services. Surgical services revenue was $2,200,000 in 2000 or 25% of total net sales. This represented an increase of $1,543,000 compared to 1999. Surgical services revenue was $657,000 in 1999 or 8% of total net sales. This represented a decrease of $299,000 from the 1998 surgical services revenue of $956,000. This decrease was primarily attributable to sales of Nd:YAG laser systems to service customers, after which the services were no longer desired.

Management will continue to invest in identifying surgical procedures that benefit from the precision and hemostatic capabilities of Registrant's proprietary technology and in the development and servicing of products that provide the opportunity to expand Registrant's surgical service offerings.

Gross Profit

Gross profit for the year ended December 31, 2000 increased $412,000 or 9% from 1999. As a percentage of net sales, gross profit was 56% in 2000, a decrease from 57% in 1999. The decrease in gross profit as a percentage of net sales resulted from lower percentage margins from the acquired SIS business, offset in part by lower reserves required for laser inventories due to increased production.

Gross profit for the year ended January 2, 2000 decreased $362,000 or 7% from 1998. As a percentage of net sales, gross profit was 57%, an increase from 52% in 1998. The increase in gross profit as a percentage of net sales was primarily attributable to the inclusion of laser sales to CorMedica in 1998 which carried a lower gross profit, for which there were no comparable sales in 1999. Also contributing to the increase in gross profit as a percentage of net sales was a 6% decrease in manufacturing expenses in 1999 as compared to 1998. The decrease in manufacturing expenses was primarily attributed to reductions in headcount at the end of the second quarter of 1999 in response to the discontinuance of the CorMedica new product venture.

Operating Expenses

Operating expenses for 2000 were $4,810,000, a decrease of $358,000 or 7% as compared to the 1999 operating expenses before non-recurring charges. This decrease was primarily attributable to lower depreciation expense, the collection of a previously reserved note receivable, and personnel and other expense reductions implemented during the second quarter of 1999 for the purpose of bringing expenses more in line with current sales levels. These reductions were offset, in part, by the incorporation of SIS operating expenses since June 1, 2000.

Operating expense before non-recurring charges for 1999 were $5,168,000, a decrease of $1,955,000 or 27% as compared to 1998. This decrease was primarily attributable to reductions of Registrant's personnel and related expenses enacted during the second quarter of 1999 in response to lower sales levels as well as reduction in consulting charges associated with the discontinuance of a new product venture.

Selling, General and Administrative

Selling, general and administrative expenses were $4,159,000 in 2000, compared to $4,427,000 in 1999, a decrease of 6%. The comparative decrease was due primarily to lower depreciation expense, the collection of a previously reserved note receivable and reductions of Registrant's personnel associated expenses enacted during the second quarter of 1999. The lower level of expenditures was offset, in part, by the incorporation of SIS selling, general and administrative expenses since June 1, 2000.

Selling, general and administrative expenses were $4,427,000 in 1999, compared to $5,944,000 in 1998, a decrease of 26%. The decrease was primarily attributable to the continuing efforts of Registrant to reduce expenses to a level commensurate with then-current sales levels. In 1999, these reductions were comprised primarily of personnel and related expense reductions.

Product Development

Product development costs were $651,000, $741,000 and $1,179,000 in 2000, 1999 and 1998, respectively. The decrease in 2000 as compared to 1999 was due primarily to a decrease in personnel costs and related expenses. The decrease in 1999 as compared to 1998 was due primarily to a decrease in laser system development consulting charges associated with the discontinuance of the CorMedica product venture.

Non-Recurring Charges (Income)

In 1999, SLT recorded a non-recurring charge of $1,440,000. This non-recurring charge consisted of $719,000 in charges related to the discontinuance of certain new product ventures, a $539,000 charge to reserve for excess inventories and a $182,000 charge for severance and related costs associated with headcount reductions made in response to the discontinuance of the new product ventures.

In 1998, Registrant recorded a non-recurring charge of $485,000 related to the impending sale of SLT's former headquarters facility in Oaks, Pennsylvania, which was completed in June 1999. The charge consisted of a $325,000 write-down of the asset necessitated by the terms of the sale and $160,000 in accrued closing costs.

Other Income

Other income primarily consisted of facility-related income and expense items. Other income was $0 in 2000, $194,000 in 1999 and $407,000 in 1998. The
comparative decrease in other income in 1999 and elimination in 2000 was attributable to the sale of Registrant's property in Oaks, Pennsylvania on June 30, 1999.

Interest Expense

Interest expense of $123,000 in 2000 was $181,000 or 60% lower compared to 1999. The decrease was primarily attributable to the sale of Registrant's facility in Oaks, Pennsylvania during June 1999, whereby the mortgages on the facility were assumed by the buyer, and the maturity of the Registrant's 8% subordinated notes in July 1999. These reductions in interest expense were offset in part, by the interest incurred on the assumed SIS debt.

Interest expense of $304,000 in 1999 was $289,000 or 49% lower compared to 1998. The decrease was attributable to the sale of the Oaks facility in June 1999 and maturity of the 8% subordinated notes in July 1999.

Interest Income

Interest income was $197,000 in 2000, a decline of $73,000 or 27% compared to 1999. Interest income was $270,000 in 1999, a decline of $48,000 or 15% compared to 1998 interest income of $318,000. The declining levels of interest income were attributable to the lower levels of cash, cash equivalents and short-term investments.

Income Taxes

There was no tax provision in 2000 and 1999 due to the use of net operating loss carryforwards and to net losses incurred, respectively. Any provisions for taxes were completely offset by changes in the deferred tax valuation allowance. The tax provision in 1998 of $3,000 was for state income taxes. Registrant expects that its effective tax rate for 2001 will remain significantly lower than the statutory rate due to continued availability of net operating loss carryforwards and tax credit carryforwards for which deferred tax valuation reserves have been established.

Liquidity and Capital Resources

Cash, cash equivalents and short-term investments at December 31, 2000 were $2,400,000, a decrease of $1,349,000 over the January 2, 2000 balance of $3,749,000. Registrant invests its excess cash in high- quality, liquid, short-term investments. The decrease in cash, cash equivalents and short-term investments was primarily attributable to the $300,000 cash payment to the stockholders of SIS in accordance with the terms of the acquisition agreement, $630,000 in cash payments of SIS trade payables and debt and $300,000 in inventory purchases. Restricted cash and cash equivalents at January 2, 2000 consisted of $45,000 held in escrow for payment of taxes related to the sale of Registrant's property in Oaks, Pennslyvania.

Concurrent with the SIS acquisition, Registrant obtained a $3 million credit facility from a bank to replace the term debt of SIS. This $3 million credit facility has a commitment term of three years, permits deferment of principal payments until the end of the commitment term, and is secured by Registrant's business assets, including collateralization of $2 million of Registrant's cash and cash equivalents and short-term investments. The credit facility has an interest rate of floating LIBOR plus 2.25% (9.01% at December 31, 2000) and is subject to certain restrictive covenants and borrowing base certificates, with which Registrant was in compliance at December 31, 2000. At December 31, 2000, Registrant had $2,201,000 in outstanding obligations and $799,000 available under the credit facility.

In 2000, net cash used in operating activities was $389,000, which resulted principally from net income of $241,000 and depreciation and amortization of $749,000, offset by increases in assets of $765,000 and decreases in liabilities of $607,000.

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

Net cash provided by investing activities was $958,000 in 2000 compared to cash used in investing activities of $564,000 in 1999, excluding the sale of the property in Oaks, Pennsylvania in 1999. The comparable increase in cash provided by investing activities was due principally to the sale of short-term investments offset, in part, by acquisition costs of SIS.

Net cash used in financing activities was $144,000 in 2000, compared to net cash used in financing activities of $1,975,000 in 1999, excluding the sale of the property in Oaks, Pennsylvania in 1999. The decrease was primarily the result of Registrant's cash payment of $1,621,000 to the noteholders of Registrant's 8% subordinated notes which matured on July 30, 1999.

Management believes that Registrant's current cash position and 2001 operating cash flows will be sufficient to fund operations and meet its commitments for long-term debt (see Note 9 of Notes to Consolidated Financial Statements), other commitments and contingencies (see Note 17 of Notes to Consolidated Financial Statements) and capital expenditures.

Management believes that inflation has not had a material effect on operations for the three years in the period ended December 31, 2000.

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

Competition. Registrant faces substantial competition from conventional surgical methods, from other manufacturers of surgical lasers and from manufacturers of alternatives to surgical lasers. Competitive pressure could result in price competition or the introduction of new products by Registrant's competitors, which could have an adverse impact on Registrant's revenues and results of operations. Registrant's competitors could also introduce comparable surgical services which could result in price competition and hamper the revenue growth which Registrant is striving for. In addition, Registrant is engaged in an industry characterized by extensive research efforts. Advances in medical lasers which improve clinical effectiveness and other discoveries or developments in either the medical device or drug industry could render Registrant's products obsolete and surgical services uncompetitive. Some of the companies with which Registrant competes or may compete in the future have or may have more extensive research, manufacturing and marketing capabilities and significantly greater financial, technical and personnel resources than Registrant and may be better positioned to continue to improve their technology and delivery of surgical services in order to compete in an evolving industry.

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

Patents and Proprietary Technologies. Registrant's ability to compete effectively with other companies depends, in part, on its ability to protect and maintain the proprietary nature of its technology. Registrant owns seventeen United States patents, several Japanese patents and a number of issued foreign patents and pending patent applications for its products. Registrant treats its design and technical data as confidential, and relies on nondisclosure safeguards, such as confidentiality agreements, laws protecting trade secrets and agreements to protect proprietary information. Registrant has incurred substantial costs in enforcing its patents against infringement by others and defending itself against similar claims of others. Although Registrant has been successful to date in disputes involving the validity and enforceability of its patents and in defending itself against claims by others of patent infringement, there can be no assurance that Registrant will continue to be successful in such matters in the future or that Registrant's patents or other proprietary rights, even if continuing to be held valid, will be broad enough in scope to enable Registrant to prevent third parties from producing products using similar technologies or processes.

As Registrant attempts to broaden its offerings, Registrant perceives that it may be obliged to license technology from third parties in order to have competitive offerings. There can be no assurance that Registrant will be successful in obtaining such licenses on terms satisfactory to Registrant.

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

Registrant seeks to expand its product offerings through both internal development and acquisition of products and/or companies. No assurance can be given that Registrant will be successful in carrying out an acquisition strategy or that any acquisition will be successfully integrated and result in increased revenues and profits.

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


Item 8.    Financial Statements and Supplementary Data
-------    --------------------------------------------

                                                                                                          Page
                                                                                                          ----
Report of Independent Certified Public Accountants....................................................... 21
Report of Independent Public Accountants................................................................. 22
Consolidated Balance Sheets at December 31, 2000 and January 2, 2000..................................... 23
Consolidated Statements of Operations and Other Comprehensive Income (Loss)
    for each of the three years in the period ended December 31, 2000.................................... 24
Consolidated Statements of Stockholders' Equity for each of the three years in the period ended December 31, 2000................................................................ 25
Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2000................................................................ 26
Notes to Consolidated Financial Statements............................................................... 27
Schedule II - Valuation and Qualifying Accounts.......................................................... 41

All other schedules are omitted because of the absence of conditions under which they are required or because the required information is included in the Consolidated Financial Statements or Notes thereto.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS





Board of Directors and Shareholders
Surgical Laser Technologies, Inc.


         We have audited the accompanying consolidated balance sheet of Surgical Laser Technologies, Inc. and subsidiaries as of December 31, 2000, and the related consolidated statements of operations and other comprehensive income
(loss), stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

         We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Surgical Laser Technologies, Inc. and subsidiaries as of December 31, 2000, and the consolidated results of their operations and their consolidated cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

         We have also audited Schedule II for the year ended December 31, 2000. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.


                                                      /s/ GRANT THORNTON, LLP




Philadelphia, Pennsylvania
January 26, 2001

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Surgical Laser Technologies, Inc.:

We have audited the accompanying consolidated balance sheet of Surgical Laser Technologies, Inc. (a Delaware corporation) and Subsidiaries as of January 2, 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended January 2, 2000. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Surgical Laser Technologies, Inc. and Subsidiaries as of January 2, 2000, and the results of their operations and their cash flows for each of the two years in the period ended January 2, 2000 in conformity with accounting principles generally accepted in the United States.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as whole. The schedule included in Item 8 is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                                     /s/ ARTHUR ANDERSEN LLP





Philadelphia, PA
January 21, 2000

Surgical Laser Technologies, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(In thousands, except for par values)

                                                                       Dec. 31, 2000  Jan. 2, 2000
Assets
Current assets:
     Cash and cash equivalents (Note 1)                                     $    702    $    277
      (including restricted amounts of $45 at Jan. 2, 2000)
     Short-term investments (Note 1)                                           1,698       3,472
     Accounts receivable, net of allowance for doubtful accounts
      of $487 and $489                                                         1,825       1,210
     Inventories (Note 4)                                                      2,182       1,793
     Other                                                                       230          51
------------------------------------------------------------------------------------------------
              Total current assets                                             6,637       6,803
Property and equipment, net (Note 5)                                           3,186         612
Patents and licensed technology, net (Note 6)                                    433         516
Goodwill, net (Note 2)                                                           632          --
Other assets                                                                      45          89
------------------------------------------------------------------------------------------------
              Total assets                                                  $ 10,933    $  8,020
================================================================================================

Liabilities and Stockholders' Equity
Current liabilities:
     Current portion of long-term debt                                      $     58    $    163
     Accounts payable                                                            376         515
     Accrued liabilities (Note 8)                                                516         604
------------------------------------------------------------------------------------------------
              Total current liabilities                                          950       1,282
------------------------------------------------------------------------------------------------
Long-term debt (Note 9)                                                        2,300          16
------------------------------------------------------------------------------------------------

Commitments and Contingencies (Note 17)

Stockholders' equity:
     Common stock, $.01 par value, 30,000 shares authorized,
       2,328 and 1,978 shares issued and outstanding                              23          20
     Additional paid-in capital                                               33,716      33,033
     Accumulated deficit                                                     (26,080)    (26,321)
     Accumulated other comprehensive income                                       24          --
     Deferred compensation                                                        --         (10)
------------------------------------------------------------------------------------------------
              Total stockholders' equity                                       7,683       6,722
------------------------------------------------------------------------------------------------
              Total liabilities and stockholders' equity                    $ 10,933    $  8,020
================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

Surgical Laser Technologies, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS) (In thousands, except per share data)

                                                                        For the Year Ended
                                                             Dec. 31, 2000    Jan. 2, 2000     Jan. 3, 1999
Revenue:
     Product sales                                              $ 6,729          $ 7,294          $ 8,437
     Surgical services                                            2,200              657              956
---------------------------------------------------------------------------------------------------------
     Total revenue                                                8,929            7,951            9,393
---------------------------------------------------------------------------------------------------------
Cost of sales:
     Product cost of sales                                        2,709            2,995            3,931
     Surgical cost of sales                                       1,243              391              535
---------------------------------------------------------------------------------------------------------
     Total cost of sales                                          3,952            3,386            4,466
---------------------------------------------------------------------------------------------------------
Gross profit                                                      4,977            4,565            4,927
---------------------------------------------------------------------------------------------------------

Operating expenses:
     Selling, general and administrative                          4,159            4,427            5,944
     Product development                                            651              741            1,179
     Non-recurring charges (Note 11)                                 --            1,440              485
---------------------------------------------------------------------------------------------------------
     Total operating expenses                                     4,810            6,608            7,608
---------------------------------------------------------------------------------------------------------

Operating income (loss)                                             167           (2,043)          (2,681)

Other income                                                         --              194              407
Interest expense                                                   (123)            (304)            (593)
Interest income                                                     197              270              318
---------------------------------------------------------------------------------------------------------
Income (loss) before income taxes                                   241           (1,883)          (2,549)

Income taxes                                                         --               --                3
---------------------------------------------------------------------------------------------------------
Net income (loss)                                                   241           (1,883)          (2,552)
---------------------------------------------------------------------------------------------------------

Other comprehensive income:
     Unrealized gains on available for sale securities               24               --               --
---------------------------------------------------------------------------------------------------------
Comprehensive income (loss)                                     $   265          ($1,883)         ($2,552)
=========================================================================================================

Basic and diluted net income (loss) per share (Note 3)          $  0.11          ($ 0.95)         ($ 1.29)
=========================================================================================================

Weighted average shares used in calculation of
    basic net income(loss) per share                              2,182            1,978            1,978
Weighted average shares used in calculation of
    diluted net income(loss) per share                            2,219            1,978            1,978
=========================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

Surgical Laser Technologies, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)

                                                                                               Accumulated
                                                                    Additional                    Other
                                                          Common     Paid-In    Accumulated   Comprehensive    Deferred
                                                           Stock     Capital      Deficit         Income     Compensation    Total

Balance, December 28, 1997                             $     20     $ 33,223      ($21,886)     $     --     $     --      $ 11,357
Conversion of subordinated notes to
  common stock (2 shares)                                    --            9            --            --           --             9
Stock warrants cancelled (Note 10)                           --         (232)           --            --           --          (232)
Stock options issued for
  compensation                                               --           33            --            --          (21)           12
Net loss                                                     --           --        (2,552)           --           --        (2,552)
-----------------------------------------------------------------------------------------------------------------------------------
Balance, January 3, 1999                                     20       33,033       (24,438)           --          (21)        8,594
-----------------------------------------------------------------------------------------------------------------------------------
Amortization of deferred
  compensation                                               --           --            --            --           11            11
Net loss                                                     --           --        (1,883)           --           --        (1,883)
-----------------------------------------------------------------------------------------------------------------------------------
Balance, January 2, 2000                               $     20     $ 33,033      ($26,321)           --     ($    10)     $  6,722
-----------------------------------------------------------------------------------------------------------------------------------
Amortization of deferred
  compensation                                               --           --            --            --           10            10
Issuance of stock (Note 2)                                    3          683            --            --           --           686
Comprehensive income:
    Net income                                               --           --           241            --           --           241
    Other comprehensive income:
        Unrealized gain on available
          for sale securities (Note 1)                       --           --            --            24           --            24
-----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2000                             $     23     $ 33,716      ($26,080)     $     24     $     --      $  7,683
===================================================================================================================================


The accompanying notes are an integral part of these consolidated financial statements.

Surgical Laser Technologies, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

                                                                                         For the Year Ended
                                                                            Dec. 31, 2000   Jan. 2, 2000    Jan. 3, 1999
Cash Flows From Operating Activities:
   Net income (loss)                                                          $   241          ($1,883)         ($2,552)
   Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
      Depreciation and amortization                                               749              912            1,055
      Imputed interest                                                             --              (15)             (25)
      Non-recurring charges                                                        --            1,440              485
       Provision for bad debt                                                      (7)              25               --
       Gain on sale of property held for sale                                      --              (70)              --
  (Increase) decrease in assets:
     Accounts receivable                                                         (348)            (169)             488
     Inventories                                                                 (300)             153              588
     Other current assets                                                        (150)              95                8
     Other assets                                                                  33              (41)              95
  Increase (decrease) in liabilities:
     Accounts payable                                                            (500)            (248)             251
     Accrued liabilities                                                         (107)            (636)            (276)
-----------------------------------------------------------------------------------------------------------------------
       Net cash (used in) provided by operating activities                       (389)            (437)             117
-----------------------------------------------------------------------------------------------------------------------

Cash Flows From Investing Activities:
    Sale of property held for sale                                                 --            4,237               --
    (Purchases) sales of short-term investments                                 1,798             (388)           1,909
    Additions to property and equipment                                          (412)            (144)             (99)
    Patent costs                                                                   (9)             (32)             (85)
    Acquisition  of business, net of cash acquired                               (419)              --               --
    Cancellation of  marketing agreement                                           --               --               16
-----------------------------------------------------------------------------------------------------------------------
       Net cash provided by investing activities                                  958            3,673            1,741
-----------------------------------------------------------------------------------------------------------------------

Cash Flows From  Financing Activities:
   Payments on long-term debt                                                    (181)          (1,975)            (475)
  Reduction in long-term debt on property held for sale                            --           (3,922)              --
  Net advances on line of credit                                                   37               --               --
-----------------------------------------------------------------------------------------------------------------------
       Net cash used in financing activities                                     (144)          (5,897)            (475)
-----------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                              425           (2,661)           1,383

Cash and Cash Equivalents, Beginning of Year                                      277            2,938            1,555

-----------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents, End of Year                                        $   702          $   277          $ 2,938
=======================================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

Surgical Laser Technologies, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2000

Note 1
Summary of Significant Accounting Policies:

Principles of Consolidation
The accompanying consolidated financial statements include the accounts of Surgical Laser Technologies, Inc. and its wholly owned subsidiaries ("SLT"). All material intercompany balances and transactions have been eliminated.

Nature of Operations
SLT is engaged primarily in the development, manufacture and sale of proprietary lasers and delivery systems for both contact and non-contact surgery, and in the provision of surgical services. SLT's Contact Laser(TM) System is comprised of a portable laser unit that delivers laser energy through Contact Laser Delivery Systems. SLT's current manufactured laser product line includes four portable laser units of various power levels, a family of over 100 laser probes, laser scalpels, fibers and handpieces that provide different Wavelength Conversion(TM) effect properties, power densities and configurations appropriate for cutting, coagulation or vaporization. SLT's surgical services offerings include the provision of its and, other manufacturers laser systems, and technicians for various surgical procedures.

SLT product offerings also include non-laser based products specifically targeted at the Otolaryngology and Head and Neck and Neurosurgery (ENT and Neurosurgery) markets. Those new product offerings include a line of reusable handheld instruments and products for the control of bleeding and for suction and irrigation.

Fiscal Year
SLT's fiscal year is the 52 or 53-week period ending the Sunday nearer to December 31. Fiscal years 2000 and 1999 included 52 weeks and fiscal year 1998 included 53 weeks.

Comprehensive Income
SLT has adopted Financial Accounting Standards No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and presentation of comprehensive income and its components. Comprehensive income comprises net income and other comprehensive income and its components. Other comprehensive income consists of the change in the net unrealized gain or loss on available for sale marketable securities.

Cash and Cash Equivalents
SLT invests its excess cash in highly liquid short-term investments. SLT considers short-term investments that are purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents consisted of the following at:

                                        December 31, 2000      January 2, 2000
                                        -----------------      ---------------
(In thousands)
Cash and money market accounts                 $702                 $277
--------------------------------------------------------------------------------
Total cash and cash equivalents                $702                 $277
================================================================================

Restricted cash at January 2, 2000 consisted of $45,000 held in escrow for payment of taxes related to the sale of SLT's property in Oaks, Pennsylvania in June 1999.

Short-term Investments
Pursuant to Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"), SLT has classified its entire portfolio of short-term investments as available for sale as they are available to support current operations or to take advantage of other investment opportunities. Securities available for sale are stated at fair value with unrealized gains and losses included in stockholders' equity as accumulated comprehensive income. Dividend and interest income is recognized when earned and is recorded in interest income. The amortized cost of debt securities is adjusted for accretion of discounts to maturity. Such amortization is also included in interest income. SLT currently invests only in high-quality, short-term securities in accordance with its investment policy. At December 31, 2000, SLT recorded $24,000 of net unrealized investment gains, which is included in accumulated other comprehensive income on the consolidated balance sheet.

The following table represents the estimated cost, fair value and unrealized gain (loss) breakdown of short-term investments by category:

                                                                         December 31, 2000
                                                                         -----------------
                                                                                                Unrealized
                                                                                                ----------
                                                            Cost            Fair Value          Gain (Loss)
                                                            ----            ----------          -----------
(In thousands)
U.S. corporate debt securities                             $1,176             $1,182             $    6
Asset backed securities                                        47                 44                 (3)
Commercial paper                                              451                472                 21
------------------------------------------------------------------------------------------------------------
Total short-term investments                               $1,674             $1,698             $   24
============================================================================================================


                                                                           January2, 2000
                                                                           --------------
                                                                                               Unrealized
                                                                                               ----------
                                                             Cost         Fair Value           Gain (Loss)
                                                             ----         ----------           -----------
(In thousands)
U.S. corporate debt securities                             $  772          $  772              $       --
Asset backed securities                                       249             249                      --
U.S. Government securities                                  1,207           1,207                      --
Commercial paper                                              884             884                      --
Certificates of deposit                                       360             360                      --
-----------------------------------------------------------------------------------------------------------
Total short-term investments                               $3,472          $3,472              $       --
===========================================================================================================

The estimated fair value of short-term investments at December 31, 2000 due in one year and due after one year was $1,351,000 and $347,000, respectively.

Property, Equipment, Depreciation and Amortization
Property and equipment are recorded at cost. Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets, primarily 3 to 10 years for demonstration equipment, furniture and office equipment, automobiles, machinery and equipment, and 30 years for buildings. Leasehold improvements are amortized over the lesser of their useful lives or the lease term. Depreciation expense was $579,000 in 2000, $788,000 in 1999 and $974,000 in 1998. Expenditures for major renewals and betterments to property and equipment are capitalized, while expenditures for maintenance and repairs are charged to operations as incurred.

Inventories
Inventories are stated at the lower of cost (first-in, first-out basis) or market. Cost is determined at the latest cost for raw materials and at production cost (materials, labor and indirect manufacturing cost) for work-in-process and finished goods.

Laser units and laser accessories located at medical facilities for sales evaluation and demonstration purposes or those units/accessories used for development and medical training are included in property and equipment under the caption "demonstration equipment." These units and accessories are being depreciated over a period of up to 5 years. Laser units utilized in the provision of surgical services are included in property and equipment under the caption "machinery and equipment." These units are being depreciated over a period of up to 10 years.

Patent Costs
Costs incurred to obtain or defend patents are capitalized and amortized over the shorter of their estimated useful lives or eight years. Capitalized litigation costs are netted against recoveries if and when a recovery is attained (see Note 6). As of December 31, 2000, there are no capitalized litigation costs recorded.

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

Use of Estimates
The preparation of these consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Impairment of Long-Lived Assets
Pursuant to Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," SLT is required to evaluate the impairment of long-lived assets and certain identifiable intangible assets on a periodic basis. SLT reviews the realizability of its long-lived assets and other intangibles by analyzing the projected undiscounted cash flows and adjusts the net book value of the recorded assets to their realizable value when necessary. No such adjustments have been recorded in 2000, 1999 or 1998, except as discussed in Note 11.

Note 2
Acquisition of Surgical Innovations & Services, Inc:

On June 1, 2000, Registrant acquired Surgical Innovations & Services, Inc. ("SIS"), a closely held Alabama corporation that provides surgical services primarily to hospitals and surgery centers in the southeastern United States. Under the acquisition agreement, the SIS stockholders received 350,000 shares of Registrant's common stock and $300,000 in cash. Registrant accounted for the acquisition using the purchase method. The purchase price also included approximately $2,702,000 of assumed liabilities. The purchase price has been preliminarily allocated to acquired assets, which included approximately $2,763,000 of property and equipment, based on their estimated fair values at the date of acquisition, pending final determination of certain acquired balances. This preliminary allocation has resulted in acquired goodwill of approximately $648,000, which is being amortized on a straight-line basis over twenty years. Amortization expense was $16,000 in 2000.

The accompanying consolidated financial statements do not include any revenues or expenses related to the acquisition prior to the June 1, 2000 closing date. Following are Registrant's unaudited proforma results for the years ended December 31, 2000 and January 2, 2000, assuming the acquisition occurred on January 4, 1999.

                                                                         For the Year Ended
                                                                 December 31, 2000     January 2, 2000
                                                                 -----------------     ---------------
                                                                                       (in thousands)

Net sales                                                           $ 10,094               $ 10,636
Net income (loss)                                                   $     75               ($ 1,843)
Basic and diluted income (loss)
   per share                                                        $   0.03               ($  0.79)
Shares used in calculating basic and diluted
   income (loss) per share                                             2,328                  2,328
Shares used in calculating diluted income (loss)
   per share                                                           2,365                  2,328

These unaudited proforma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which would have actually resulted had the acquisition occurred on January 4, 1999, or of future results of operations.

Note 3
Earnings (Loss) Per Share

Basic and diluted income (loss) per share have been computed under the guidelines of Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("SFAS No. 128") as follows (in thousands except for per share amounts):


                                                              For the Year Ended
                                          December 31, 2000     January 2, 2000      January 3, 1999
                                          -----------------     ---------------      ---------------
Basic EPS Calculation
   Net income (loss)                           $   241             ($1,883)             ($2,552)
   Denominator:
      Common Stock Outstanding                   2,182               1,978                1,978
---------------------------------------------------------------------------------------------------
Basic EPS                                      $  0.11             ($ 0.95)             ($ 1.29)
===================================================================================================

Diluted EPS Calculation
   Net income (loss)                           $   241             ($1,883)             ($2,552)
   Denominator:
      Common Stock Outstanding                   2,182               1,978                1,978
      Common Stock Options                          37                  --                   --
---------------------------------------------------------------------------------------------------
      Total Shares                               2,219               1,978                1,978
---------------------------------------------------------------------------------------------------
Diluted EPS                                    $  0.11             ($ 0.95)             ($ 1.29)
===================================================================================================

For the years ended December 31, 2000, January 2, 2000 and January 3, 1999, SLT has reported earnings per share on the face of the income statement. On December 31, 2000, SLT had common stock options and warrants outstanding of 515,000, of which 343,000 were excluded from the calculation of diluted EPS because their exercise price was above the 2000 average closing stock price of SLT's common stock. SLT had common stock options and warrants outstanding at January 2, 2000 and January 3, 1999 of 399,000 and 395,000, respectively. Due to SLT's net loss position in 1999 and 1998, the inclusion of these common share equivalents had an anti-dilutive effect when calculating diluted EPS and, as a result, were excluded from the diluted EPS calculation.

Note 4
Inventories:
(In thousands)

                                                                    December 31,2000           January 2, 2000
                                                                    ----------------           ---------------
Raw materials and work-in-process (see Note 11)                          $1,300                     $1,023
Finished goods                                                              882                        770
--------------------------------------------------------------------------------------------------------------
Total inventories                                                        $2,182                     $1,793
==============================================================================================================

Note 5
Property and Equipment:
(In thousands)

                                                                    December 31,2000                 January 2, 2000
                                                                    ----------------                 ---------------
Property and equipment:
  Furniture and office equipment                                         $3,740                           $3,690
  Machinery and equipment                                                 5,201                            2,538
  Demonstration equipment                                                   415                              401
  Automobiles                                                               301                                -
  Leasehold improvements                                                    109                              109
--------------------------------------------------------------------------------------------------------------------
                                                                          9,766                            6,738
Less, Accumulated depreciation and amortization                          (6,580)                          (6,126)
--------------------------------------------------------------------------------------------------------------------
Property and equipment, net                                              $3,186                             $612
====================================================================================================================

At December 31, 2000 and January 2, 2000, net property and equipment included $154,000 and $22,000, respectively, of assets recorded under capitalized lease arrangements. The related lease obligation of $157,000 and $179,000, was included in long-term debt at December 31, 2000 and January 2, 2000, respectively (see Note 9).

Note 6
Patents and Licensed Technology:
(In thousands)

                                                                      December 31, 2000            January 2, 2000
                                                                      -----------------            ---------------
Patents, net of accumulated amortization of $654 and $561                    $402                       $484
Licensed technology, net of accumulated amortization of $9 and $7
                                                                               31                         32
------------------------------------------------------------------------------------------------------------------
Total patents and licensed technology                                        $433                       $516
------------------------------------------------------------------------------------------------------------------

Note 7
Common Stock Reverse Split:

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

Note 8
Accrued Liabilities:
(In thousands)

                                                                   December 31, 2000        January 2, 2000
                                                                   -----------------        ---------------
Accrued compensation                                                     $264                    $169
Deferred revenues                                                          92                     124
Director fees payable                                                      62                      29
Facility related accruals (see Note 11)                                     -                     166
Other                                                                      98                     145
-----------------------------------------------------------------------------------------------------------
Total accrued liabilities                                                $516                    $604
===========================================================================================================

Note 9
Long-term Debt:
(In thousands)
                                                                   December 31, 2000        January 2, 2000
                                                                   -----------------        ---------------
Capital lease obligations (see Note 5)                                $   157                    $179
Borrowings on credit facility                                           2,201                      --
Less: Current portion                                                     (58)                   (163)
-----------------------------------------------------------------------------------------------------------
Total long-term debt                                                  $ 2,300                    $ 16
===========================================================================================================

Concurrent with the SIS acquisition, SLT obtained a $3 million credit facility from a bank to replace the term debt of SIS. This $3 million credit facility has a commitment term of three years expiring June 2003, permits deferment of principal payments until the end of the commitment term, and is secured by SLT's business assets, including collateralization of $2 million of SLT's cash and cash equivalents and short-term investments. The credit facility has an interest rate of floating LIBOR plus 2.25% ( 9.01% at December 31, 2000) and is subject to certain restrictive covenants and borrowing base certificates. At December 31, 2000, SLT had $2,201,000 in outstanding obligations and with $799,000 remaining available under the credit facility.

At December 31, 2000 and January 2, 2000, the estimated fair value of long-term debt described above was approximately the same as the carrying amount of such debt.

The obligations under capital leases are at fixed interest rates ranging from 8% to 11.48% and are collateralized by the related property and equipment (see Note
5).

Future minimum payments for property under capital leases are as follows (in thousands of dollars):

      Year                                                          Amount
      ----------------------------------------------------------------------
      2001                                                             $69
      2002                                                              68
      2003                                                              38
      ----------------------------------------------------------------------
      Total minimum lease obligation                                   175
      Less:  Interest                                                   18
      ----------------------------------------------------------------------
      Present value of total minimum lease obligation                 $157
      ======================================================================

Note 10
Common Stock Options and Common Stock Warrants:

Common Stock Options:
Under SLT's 1990 and 2000 Equity Incentive Plans and Second Amended and Restated Stock Option Plan for Outside Directors (the "Option Plans"), an aggregate of 599,296 shares of common stock may be issued pursuant to options that may be granted to certain officers, directors, key employees and others. Options under all plans expire no more than 10 years from the date of grant and have varying vesting schedules.

In May 2000, the 1990 Equity Incentive Plan and Second Amended and Restated Stock Option Plan for Outside Directors expired by their terms with respect to any future grants. At December 31, 2000, the 1990 Equity Incentive Plan had 298,596 options outstanding and the Second Amended and Restated Stock Option Plan for Outside Directors had 50,700 options outstanding. In July 2000, the 2000 Equity Incentive Plan was approved by the stockholders at SLT's Annual Meeting held July 19, 2000. The 2000 Equity Incentive Plan had 75,600 options outstanding and another 174,400 options available for grant at December 31, 2000.

SLT accounts for the Option Plans under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for the Option Plans been determined consistent with SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), SLT's net income would have been reduced by approximately $124,000 or $0.06 per share for the year ended December 31, 2000. SLT's net loss and net loss per share would have increased by $52,000 and $0.03, respectively, for the year ended January 2, 2000 and $323,000 and $0.16, respectively, for the year ended January 3, 1999.

The per share fair value of options granted during the years ended December 31, 2000, January 2, 2000 and January 3, 1999, was estimated at $1.41, $0.81 and $2.93, respectively. There were no options granted below market or above market during the three years. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rate of 6.54%, 5.56% and 5.56% for 2000, 1999 and 1998 grants, respectively; an expected life of five years; dividend yield of zero for all grants; and volatility of 59.4%, 50.6% and 49.5% for 2000, 1999 and 1998 grants, respectively. Because the SFAS 123 method of accounting is not required to be applied to options granted prior to January 2, 1995, the resulting pro forma compensation charge may not be representative of that which may be expected in future years.

The following table summarizes the transactions of SLT's Option Plans for the three year period ended December 31, 2000:

                                                                                               Weighted
                                                                                               Average
                                                                            Exercise           Exercise
                                                           Shares             Price             Price
-----------------------------------------------------------------------------------------------------------
Outstanding options at December 28, 1997                    293,830        $5.65-75.00          $13.45
Granted                                                      49,200          1.72-7.03            5.86
Forfeited                                                   (38,168)        1.72-75.00           15.47
-----------------------------------------------------------------------------------------------------------
Outstanding options at January 3, 1999                      304,862         2.03-75.00           11.98
-----------------------------------------------------------------------------------------------------------
Granted                                                     106,300          1.56-2.50            1.60
Forfeited                                                  (102,012)        1.63-75.00            8.83
-----------------------------------------------------------------------------------------------------------
Outstanding options at January 2, 2000                      309,150         1.56-75.00            9.46
-----------------------------------------------------------------------------------------------------------
Granted                                                     135,800          2.94-2.00            2.47
Forfeited                                                   (20,054)        1.63-52.08            2.24
-----------------------------------------------------------------------------------------------------------
Outstanding options at December 31, 2000                    424,896        $1.56-75.00           $6.62
===========================================================================================================

At December 31, 2000, there were 214,871 options vested and exercisable and 174,400 options were available for grant. The following table summarizes the options outstanding and exercisable by price range at December 31, 2000:

                                              OPTIONS OUTSTANDING          OPTIONS EXERCISABLE
                                              -------------------          -------------------
                                             Weighted      Weighted
                                              Average      Average                       Weighted
    Range of Exercise          Number        Remaining     Exercise      Number          Averagge
        Prices              Outstanding   Contractual Life  Price     Exercisable     Exercise Price
----------------------------------------------------------------------------------------------------------
       $1.56-$1.63            96,967          8.53          $1.59        32,373         $ 1.59
         2.00-2.25            75,466          9.43           2.09           266           2.03
         2.50-5.63            85,000          8.37           3.55        22,466           5.21
         6.25-7.19            75,913          5.96           6.68        68,316           6.68
        8.12-21.25            74,890          3.88          15.72        74,790          15.72
       27.50-75.00            16,660          1.17          30.86        16,660          30.86

----------------------------------------------------------------------------------------------------------
      $1.56-$75.00           424,896          7.09          $6.62       214,871         $10.78
==========================================================================================================

Common Stock Warrants:

In July 1997, SLT entered into an agreement to develop and supply certain laser-related devices. In connection with this agreement, SLT issued a warrant to purchase 40,000 shares of SLT's common stock with an exercise price of $10.00 per share. In December 1997, SLT issued an additional warrant to purchase 40,000 shares of common stock with an exercise price of $10.00 per share. Both warrants will expire on December 31, 2002. SLT recorded the $171,000 value of these warrants as an increase to additional paid-in capital and an offset to revenue earned under the agreement. At December 31, 2000, 80,000 warrants were exercisable for an exercise price of $10.00.

Note 11
Non-recurring Items:

In 1999, SLT recorded a non-recurring charge of $1,440,000. This non-recurring charge consisted of $719,000 in charges related to the discontinuance of certain new product ventures, a $539,000 charge to reserve for excess inventories and a $182,000 charge for severance and related costs associated with headcount reductions made in response to the discontinuance of the new product ventures.

The 1998 non-recurring charge represented costs of the impending sale of SLT's former headquarters facility in Oaks, Pennsylvania, which was completed in June 1999. The charge consisted of a $325,000 write-down of the facility necessitated by the terms of the then impending sale and $160,000 in accrued closing costs (see Note 8).

Note 12
Retirement Savings Plan:

SLT has a defined contribution retirement plan that provides all eligible employees an opportunity to accumulate funds for their retirement. The plan is qualified under Section 401(k) of the Internal Revenue Code and provides for discretionary matching contributions by SLT of 50% of pretax contributions by an employee, up to a maximum of 3% of the employee's compensation. At the time SLT acquired SIS, SIS maintained a Simple IRA, for which SLT provided a discretionary match to the Simple IRA of 100% of the first 3% of employee's salary subsequent to the acquisition. Contributions to the Simple IRA ceased on December 31, 2000, at which time SIS employees were eligible to participate in SLT's defined contribution plan. SLT made $39,000 in discretionary matching contributions in 2000. SLT did not make matching contributions in 1999 or 1998.

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

SLT recorded no provision for income taxes in 2000 and 1999 and provided $3,000 in 1998. The 1998 provision was for certain state income taxes. No provision was recorded in 2000 and 1999 due to losses incurred. Any other provisions, including accrual adjustments for prior periods, were completely offset by changes in the deferred tax valuation allowance, primarily due to the utilization of operating loss carryforwards.

Income tax expense, excluding the effect from the deferred liability of $320,000 acquired from SIS, consists of the following (in thousands of dollars):

                                                                 2000       1999       1998
                                                                 ----       ----       ----
Federal including AMT tax
    Current                                                    $    --    $    --    $    --
    Deferred                                                       (37)      (711)      (995)
State
    Current                                                         --         --          3
    Deferred                                                        (7)       (50)       (69)
--------------------------------------------------------------------------------------------
                                                                   (44)      (761)    (1,061)
Change in valuation allowance excluding deferred
    liabilities acquired from SIS                                   44        761      1,064
--------------------------------------------------------------------------------------------
Income tax expense                                             $    --    $    --    $     3
============================================================================================

SLT has no income that is subject to foreign taxes

A reconciliation of the effective tax rate with the federal statutory tax rate is as follows (in thousands of dollars):

                                                                 2000       1999       1998
                                                                 ----       ----       ----
Expected federal tax expense (benefit) at 34% rate             $    82    ($  640)   ($  867)
Change in valuation allowance, net of deferred tax
    liability acquired from SIS                                     44        761      1,064
Other, at 34% rate                                                (126)      (121)      (197)
State income tax                                                    --         --          3
--------------------------------------------------------------------------------------------
Income tax expense                                             $    --     $   --     $    3
============================================================================================

As of December 31, 2000, SLT had approximately $26,771,000 of federal net operating loss carryforwards, which begin to expire in 2001. Included in the aggregate net operating loss carryforwards are $6,829,000 of tax deductions related to equity transactions, the benefit of which will be credited to stockholders' equity, if and when realized against taxes not reducible by other deductions. Also included in the aggregate net operating loss carryforward are approximately $527,000 of losses sustained by SIS prior to the tax-free merger on June 1, 2000; these losses are subject to certain Federal use limitations arising from the merger. In addition, SLT had approximately $938,000 of federal tax credit carryforwards. The credit carryforwards began to expire in 1999 and 2000 and will continue to expire thereafter. Net deductible, or favorable, temporary differences were approximately $3,726,000 at December 31, 2000. This balance reflects the addition of unfavorable temporary differences generated by SIS prior to the merger.

The changes in the deferred tax asset are as follows (in thousands of dollars):

                                                             2000        1999
                                                             ----        ----
Beginning balance, gross                                  $ 12,143    $ 11,382
Net changes due to:
     Operating loss carryforwards, valued at 35%               553         488
     Temporary differences, valued at 40%                     (893)        243
     Carryforward & AMT credits                                 64          30
------------------------------------------------------------------------------
Ending balance, gross                                       11,867      12,143
Less:  valuation allowance                                 (11,867)    (12,143)
------------------------------------------------------------------------------
Ending balance, net                                       $     --    $     --
==============================================================================

The ending balances of the deferred tax asset have also been fully reserved, reflecting the uncertainties as to realizability evidenced by SLT's historical results and the general market conditions being experienced.

Deferred tax assets (liabilities) are comprised of the following (in thousands of dollars):

                                                             2000       1999
                                                             ----       ----
Assets:
 Temporary differences
  Bad debts                                               $    331    $    404
  Deferred R&D costs                                           870         993
  Deferred revenues                                             37          50
  Depreciation                                                  --         134
  Inventoriable costs                                            9          12
  Inventory reserves                                           356         386
  Legal costs                                                  200         248
  Relocation reserve                                            --          67
  Severance                                                     --           7
  Warranty                                                       4           4
  Misc. temporary differences                                   84          78
Loss carryforwards                                           9,327       8,774
Carryforward & AMT credits                                   1,050         986
------------------------------------------------------------------------------
Gross deferred tax assets                                   12,268      12,143
------------------------------------------------------------------------------
Liabilities:
  Depreciation                                                 401          --
------------------------------------------------------------------------------
Gross deferred tax liabilities                                 401          --
------------------------------------------------------------------------------
Net deferred tax asset                                      11,867      12,143
Deferred net tax asset, valuation allowance                (11,867)    (12,143)
------------------------------------------------------------------------------
Net deferred tax asset, after valuation                   $     --    $     --
==============================================================================

As a result of the acquisition of SIS during 2000, SLT acquired a net deferred tax liability of $320,000.

The average federal and state income tax rate (net of federal benefit) used to value operating loss carryforwards is 35%, due principally to more stringent usage requirements for loss carryforwards in the Commonwealth of Pennsylvania.

Note 14
Supplemental Cash Flow Information

The following non-cash investing and financing activities took place:
In connection with the acquisition of SIS, SLT issued 350,000 shares of its common stock valued at $686,000, to the shareholders of SIS.

Interest paid was $108,000, $298,000 and $593,000 in 2000, 1999 and 1998,
respectively. There were no income taxes paid in 2000 and 1999 due to net losses incurred. Income taxes paid in 1998 were immaterial.

Note 15
Related Party Transactions:

A partner in the firm which acts as primary legal counsel to SLT is also a director and stockholder of SLT. In 2000, 1999 and 1998, the firm's legal fees were approximately $111,000, $69,000 and $58,000 respectively.

Note 16
Business Segment and Geographic Data:

SLT is engaged primarily in one business segment: the design, development and manufacture of laser products and the marketing of those laser products as well as other instruments for medical applications. Registrant markets its offerings through traditional sales efforts as well as through the provision of fee based surgical services. SLT's customers are primarily hospitals and medical centers. For the years 2000, 1999 and 1998, SLT did not have material net sales to any one individual customer.

SLT reports net sales in the following categories (in thousands of dollars):

                                                        2000     1999     1998
                                                        ----     ----     ----
Disposables and accessories                            $5,283   $5,910   $6,310
Laser system sales and related maintenance              1,446    1,384    2,127
Surgical services                                       2,200      657      956
----------------------------------------------------   ------   ------   ------
Total Net Sales                                        $8,929   $7,951   $9,393
====================================================   ======   ======   ======

For the years 2000, 1999 and 1998, there were no material net sales attributed to an individual foreign country. Net sales by geographic area are as follows (in thousands of dollars):

                                                    2000     1999     1998
                                                    ----     ----     ----
Domestic                                           $7,918   $7,043   $8,184
Foreign                                             1,011      908    1,209
------------------------------------------------   ------   ------   ------
Total Net Sales                                    $8,929   $7,951   $9,393
================================================   ======   ======   ======

Note 17
Commitments and Contingencies:

SLT leases office space and equipment under various non-cancelable operating leases. For fiscal 2000, 1999 and 1998, rental payments were $387,000, $511,000 and $540,000, respectively, and 2000 rental payments related primarily to facilities in Montgomeryville, Pennsylvania and Tuscaloosa, Alabama. 1999 and 1998 rental payments related to Montgomeryville, Pennsylvania only. Future minimum rental payments under operating leases are as follows (in thousands of dollars):

                                            2001         2002          2003         2004         2005     Thereafter
--------------------------------------------------------------------------------------------------------------------
  Minimum rental payments                   $270         $272          $249         $249         $247           $123
=====================================================================================================================

SLT has severance agreements with certain key executives and employees which create certain liabilities in the event of their termination of employment without cause, or following a change in control of SLT. The aggregate commitment in fiscal 2001 under these executive severance agreements, should all covered executives and employees be terminated other than for cause, was approximately $658,000 at December 31, 2000. Should all covered executives be terminated following a change in control of SLT, the aggregate commitment under these executive severance agreements at December 31, 2000 was approximately $342,000.

Note 18
Quarterly Financial Data (Unaudited):

                                                                       For the Quarter Ended
                                                                  (In thousands, except per share)
-----------------------------------------------------------------------------------------------------------------
2000                                                    April 2           July 2         Oct. 1         Dec. 31
-----------------------------------------------------------------------------------------------------------------
Net sales                                              $ 1,837           $ 2,022        $ 2,513         $ 2,557
Gross profit                                             1,065             1,063          1,425           1,424
Net income                                                  87                42             61              51
Basic and diluted earnings per share                   $  0.04           $  0.02        $  0.03         $  0.02
-----------------------------------------------------------------------------------------------------------------
1999                                                    April 4           July 4          Oct. 3         Jan. 2
-----------------------------------------------------------------------------------------------------------------
Net sales                                              $ 2,262           $ 1,970        $ 1,915         $ 1,804
Gross profit                                             1,291             1,086          1,123           1,065
Net income (loss)(1)                                      (277)           (1,715)            47              62
Basic and diluted earnings (loss) per share            ($ 0.14)          ($ 0.87)       $  0.02         $  0.03
-----------------------------------------------------------------------------------------------------------------
1998                                                   March 29          June 28        Sept. 27         Jan. 3
-----------------------------------------------------------------------------------------------------------------
Net sales                                              $ 2,367           $ 2,284        $ 2,200         $ 2,542
Gross profit                                             1,326             1,246          1,186           1,169
Net loss (2)                                              (461)             (527)          (527)         (1,037)
Basic and diluted loss per share                       ($ 0.23)          ($ 0.27)       ($ 0.27)        ($ 0.52)

(1) Includes a non-recurring charge of $1,440,000 for the quarter ended July 4, 1999 (see Note 11).

(2) Includes a non-recurring charge of $485,000 for the quarter ended January 3, 1999 (see Note 11).


                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                     COLUMN A         COLUMN B        COLUMN C        COLUMN D           COLUMN E
                                     --------         --------        --------        --------           --------

                                                                 Additions Charged to
                                                                 --------------------
                                    Balance at                                                           Balance at
                                    Beginning of      Cost and         Other                               End of
Description                         Period            Expenses         Accounts       Deductions (1)       Period
-----------------------------------------------------------------------------------------------------------------------
                                                                  (In thousands)
FOR THE YEAR ENDED DECEMBER 31,
2000

Reserve for Doubtful
Accounts                                $489             $ 25             --              $27               $487
=======================================================================================================================

FOR THE YEAR ENDED JANUARY 2,
2000

Reserve for Doubtful
Accounts                                $138             $431            $ 4              $84               $489
=======================================================================================================================

FOR THE YEAR ENDED JANUARY 3,
1999

Reserve for Doubtful
Accounts                                $155               --             --              $17               $138
=======================================================================================================================

(1) Represents write-offs of specific accounts receivable.


Item 9.     Changes in and Disagreements with Accountants on Accounting and
            ---------------------------------------------------------------
            Financial Disclosures.
            ----------------------

Not Applicable.

PART III
--------

Item 10.       Directors and Executive Officers of Registrant
--------       ----------------------------------------------

Executive Officers
------------------

Certain information about the executive officers of Registrant as of March 15, 2001 is as follows:

Name                            Age     Positions held with Registrant
----                            ---     ------------------------------
Michael R. Stewart              43      President and Chief Executive Officer

Davis Woodward                  53      Vice President and Chief Financial
                                        Officer and Secretary

Robert L. Crutchfield           43      Vice President of Business Development


Michael R. Stewart has served as President and Chief Executive Officer and a director of Registrant since July 1999. From October 1990 to July 1999, Mr. Stewart served as Registrant's Vice President and Chief Financial Officer.

Davis Woodward has served as Vice President and Chief Financial Officer of Registrant since October 1999 and served as Registrant's Vice President, Legal & Tax Affairs from January 1995 until October 1999. From July 1990 to January 1995, Mr. Woodward served as Registrant's Assistant General Counsel and Director of Tax Planning. He has served as Secretary of Registrant since November 1990.

Robert L. Crutchfield has served as Vice President of Business Development of Registrant and President and Chief Executive Officer of Registrant's SIS subsidiary since June 2000. Prior to joining Registrant, Mr. Crutchfield had served as President and CEO of Surgical Innovation & Services, Inc. since November 1994.

Directors
---------

The names of the Directors, and certain information about them as of March 15, 2001, are set forth below.

Name of Director               Age                     Principal Occupation                       Director Since
----------------               ---                     --------------------                       --------------

Richard J. DePiano............. 59      Chairman and Chief Executive Officer of  Escalon                  1986
                                            Medical Corp.
Sheldon M. Bonovitz............ 63      Chairman and Partner, Duane, Morris & Heckscher LLP,              1985
                                            Counsel to Registrant
Jay L. Federman................ 63      Ophthalmologist and attending Surgeon and Co-Director             1987
                                          of Research, Wills Eye Hospital and Chief of
                                          Ophthalmology at Medical College of Pennsylvania
Michael R. Stewart............. 43      President and Chief Executive Officer of Registrant               1999

James Lee Stafford              60      Managing Partner, Watkins, Ward and Stafford, PLLC                2000

Directors will serve until the 2001 Annual Meeting and until the due election of their respective successors.

Except as set forth below, each of the nominees has been engaged in his principal occupation described above for the past five years. There are no family relationships among directors or officers of Registrant.

Richard J. DePiano has served as the Chairman of the Board of Directors of Registrant since July 1995. Since March 1997, Mr. DePiano has served as Chairman and Chief Executive Officer of Escalon Medical Corp., of which he is also a director. Mr. DePiano has been the Chief Executive Officer of The Sandhurst Company, L.P. and the Managing Director of The Sandhurst Venture Fund since 1986. Mr. DePiano is also a Director of PhotoMedex, Inc.

Sheldon M. Bonovitz has been a partner in the law firm of Duane, Morris & Heckscher LLP, Philadelphia, Pennsylvania, since 1969, where he also serves as Chairman and a member of the management committee. Mr. Bonovitz also serves as a director of Comcast Corporation, PRWW, Ltd. and eResearchTechnology, Inc.

Jay L. Federman, M.D. has been an attending surgeon at Wills Eye Hospital, Philadelphia, Pennsylvania, since 1980 and an ophthalmologist in private practice since 1968. Dr. Federman was a founder of SITE Microsurgical Systems, Inc. and serves as a director of Escalon Medical Corp. and Chief of Ophthalmology at the Medical College of Pennsylvania.

Michael R. Stewart has served as President and Chief Executive Officer and Director of Registrant since July 1999. Prior to Mr. Stewart's appointment as President and Chief Executive Officer, he served as Registrant's Vice President and Chief Financial Officer since October 1990.

James Lee Stafford has been a managing partner in the CPA firm of Watkins, Ward and Stafford, PLLC since 1985.

Item 11.       Executive Compensation
--------       ----------------------

Director Compensation
---------------------

Each director of Registrant who is not an officer or employee of Registrant (an "Outside Director") receives an annual retainer of $15,000 and a fee of $500 for each committee meeting attended other than meetings held in conjunction with meetings of the Board of Directors.

Registrant also maintains the Second Amended and Restated Stock Option Plan for Outside Directors (the "Outside Director Plan") and the 2000 Equity Incentive Plan (the "2000 Plan"). The Outside Director Plan expired in May 2000 with respect to future grants. At its expiration, the Outside Director Plan had 50,700 options outstanding. Pursuant to the terms of the 2000 Plan, each person who is or becomes a director of Registrant and is neither an officer of nor otherwise employed by Registrant or any subsidiary (an "Outside Director") is entitled to receive nonqualified options ("Director Options") under the Plan. Individuals who first become Outside Directors after adoption of the Plan will receive Options to purchase 10,000 shares on the 15th day after first being elected to the Board, with the number increasing to 15,000 if the individual is elected to serve as Chairman. Each Outside Director is also entitled to receive Options to purchase 10,000 shares upon completion of three years of service since the most recent grant of options under the 2000 Plan or under Registrant's Second Amended and Restated Stock Option Plan for Outside Directors, with the number increasing to 15,000 if the Outside Director has served as Chairman during the three-year period. The exercise price for all Director Options is 100% of the fair market value of the Common Stock on the date of grant. Director Options are exercisable in three equal consecutive annual installments commencing one year from the date of grant, but all Director Options become immediately exercisable upon the consummation of any business combination transaction involving the sale of all or substantially all of the assets of Registrant to, or the acquisition of shares of Registrant's Common Stock representing more that 50% of the votes which all stockholders of Registrant are entitled to cast by, any person not presently an affiliate of Registrant. Director Options terminate upon the earliest to occur of: (a) ten years from the grant date; (b) one year after the Outside Director's death if such death occurs while the optionee is an Outside Director or within the three-month or three-year period specified in the next two clauses; (c) three months after the optionee ceases to serve as an Outside Director for any reason other than death or disability, except as noted in clause (b) above; or (d) three years after the optionee ceases to serve as an Outside Director due to disability, except as noted in clause (b) above.

An aggregate 250,000 shares of Common Stock are currently reserved for issuance under the 2000 Plan, of which 45,000 shares are subject to outstanding options issued to Outside Directors.

Executive Officer Compensation
------------------------------

The following table sets forth certain information with respect to compensation paid by Registrant during each of the three fiscal years ended December 31, 2000, January 2, 2000 and January 3, 1999 to the Chief Executive Officer of Registrant and the other executive officers of Registrant whose annual salary and bonus in 2000 exceeded $100,000.

                           SUMMARY COMPENSATION TABLE

                                                                                  Long-Term
                                                     Annual Compensation          Compensation
                                                     -------------------          ------------
                                                                                  Awards
                                                                                  ------           All Other
                                                                                  Options          Compensation
                                                                                  -------          ------------
Name & Principal Position               Year          Salary ($)    Bonus ($)     (#)                 ($)
-------------------------               ----          ----------    ---------     ---                 ---

Michael R. Stewart (1)                  2000         187,784        23,125         50,000(4)        3,140(6)
President, Chief Executive              1999         169,507            --         50,000               643(7)
    Officer and Director                1998         153,932            --             --               643(7)

Davis Woodward (2)                      2000         136,379        13,434         20,000           3,073(8)
Vice President, Chief Financial         1999         132,384            --         27,500(5)        1,285(7)
Officer                                 1998         127,392            --             --           1,285(7)


Robert L. Crutchfield (3)               2000         112,823        30,000         30,000           2,417(9)
Vice President of Business
Development
------------

(1) Mr. Stewart was appointed President and Chief Executive Officer in July 1999. Prior to his appointment as President and Chief Executive Officer, Mr. Stewart served as Registrant's Vice President and Chief Financial Officer.

(2) Mr Woodward was appointed Vice President and Chief Financial Officer in October 1999. Prior to his appointment as Chief Financial Officer, Mr. Woodward served as Registrant's Vice President, Legal & Tax Affairs.

(3) Mr. Crutchfield was appointed Vice President of Business Development in June 2000.

(4) These options were granted in 2001 for services rendered in 2000.

(5) These options were granted in 2000 for services rendered in 1999.

(6) Represents $2,497 in contributions to Mr. Stewart's defined contribution plan and $643 in premiums for certain supplementary life insurance coverage.

(7) Represents payments of premiums for certain supplementary life insurance coverage.

(8) Represents $1,788 in contributions to Mr. Woodward's defined contribution plan and $1,285 in premiums for certain supplementary life insurance coverage. (9) Represents payments for contributions to Mr. Crutchfield's Simple IRA Plan.

The following table sets forth information with respect to options granted during the fiscal year ended December 31, 2000 to the persons named in the Summary Compensation Table above.

                                                   Option Grants in Last Fiscal Year

                                            % of Total                                       Potential Realizable Value
                                            Options                                          at Assumed Annual Rates
                                            Granted to                                       of Stock Price Appreciation
                                            Employees                                        for Option Term
                             Options        In Fiscal     Exercise                           ---------------
Name                         Granted(#)     Year          Price       Expiration Date         5%              10%
----                         ----------     ----          -----       ---------------         ---            ----
Davis Woodward                 27,500       27.3%          $2.94      January 18, 2010      $50,812        $128,766
Robert L. Crutchfield          30,000       29.8%          $2.00      June 1, 2010          $37,734        $ 95,625

The following table sets forth information with respect to options held at December 31, 2000 by the persons named in the Summary Compensation Table above. No options were exercised by such persons during the fiscal year ended December 31, 2000. No outstanding options were in the money at December 31, 2000.

                          Fiscal Year-End Option Values

                                             Number of Unexercised Options
                                                  at Fiscal Year End
                                           -----------------------------------
              Name                          Exercisable          Unexercisable
              ----                          -----------          -------------
              Michael R. Stewart               50,739               36,201
              Davis Woodward                   26,906               30,034
              Robert L. Crutchfield                --               30,000

Employment and Other Agreements

In October 1999, Registrant entered into an employment agreement with Michael R. Stewart pursuant to which Mr. Stewart serves as Registrant's President and Chief Executive Officer for successive one-year terms expiring December 31 absent at least three months' prior written notice of termination by either party. Mr. Stewart's minimum annual base salary under the agreement is $185,000 and his agreement provides that he will be eligible for a bonus of 50% of base salary pursuant to bonus programs developed by the Board of Directors based on objective criteria related to Registrant's results of operations. Mr. Stewart was awarded a $23,125 bonus under the 2000 bonus program. If Mr. Stewart's employment is terminated by Registrant without cause during the initial or any renewal term of the agreement (other than following a change in control as described below), Mr. Stewart will be entitled to severance benefits equal to continuation of his base salary, health, disability and life insurance for a one-year period and the right to exercise options which are not then exercisable for a period equal to the lesser of one year from the date of termination for all options granted after 1996 and five years from the date of termination for all options granted before 1997 or the original term of such options. If Mr. Stewart's employment is terminated without cause within two years following a change in control or if Mr. Stewart resigns his employment within two years after a change in control following (a) the relocation of Mr. Stewart's principal business location by more than 35 miles, (b) a significant reduction in Mr. Stewart's duties and responsibilities from those existing prior to the change in control or (c) a reduction in Mr. Stewart's then-current base salary, Mr. Stewart will be entitled to severance benefits equal to continuation of his base salary and his health, disability and life insurance for a one year period and the right to exercise any options granted under the agreement which are not otherwise exercisable for a period equal to the lesser of one year from the date of termination for all options granted after 1996 and five years from the date of termination for all options granted before 1997 or the original term of such options. Mr. Stewart was also granted under the agreement options to purchase 50,000 shares of Registrant's Common Stock at the market price. Registrant provides long-term disability insurance equal to 60% of Mr. Stewart's base salary, a $1 million life insurance policy and automobile, vacation, and other insurance benefits as are available to Registrant's other senior executive officers. During the term of the agreement and for a period of one year thereafter, Mr. Stewart is prohibited from competing with Registrant in any respect, interfering with Registrant's business relationships or soliciting business from Registrant's customers.

Registrant maintains a severance benefits program for certain key employees, including Mr. Woodward and Mr. Crutchfield. Under the terms of this program, a participant whose employment is terminated by Registrant other than for cause and other than following a change in control is entitled to continue receiving his then-current base salary and coverage under the medical, dental, supplemental life and supplemental disability insurance policies, if any, being provided at the time of termination for a specified period, with the obligation to provide such insurance coverage terminating in the event the participant is provided substantially the same coverage from a new employer. Mr. Woodward and Mr. Crutchfield are entitled to continue receiving such base salary and insurance coverage for a period of one year under the foregoing circumstances. In addition, if, within two years following a change in control of Registrant, a participant's employment is terminated without cause or the participant resigns following (a) the relocation of his principal business location, (b) a significant reduction in the duties or responsibilities from those existing prior to the change in control, or (c) a reduction in his then-current base salary, then, in any such event, the participant is also entitled to continue receiving his then-current base salary and coverage under the aforementioned insurance program (subject to the restriction described above) for a specified period. Mr. Woodward is entitled to continue receiving his respective base salary for a period of 12 months under such circumstances. In addition, under such circumstances, Mr. Woodward is also entitled to continue receiving the aforementioned insurance coverages for a period of 12 months, and all unvested options which he holds become exercisable in full and all outstanding options remain exercisable for the lesser of the remaining scheduled term thereof or an extended exercise period, which is one year for options granted after December 1996 and five years for options granted before January 1997.

Item 12.       Security Ownership of Certain Beneficial Owners and Management

As of March 15, 2001, the following persons were known to Registrant to be the beneficial owners of more than 5% of Registrant's Common Stock:

                                                       Number of      Percent
Name and Address                                       Shares         of Class
----------------                                       ------         --------
Steven T. Newby ....................................   183,600          7.89%
6116 Executive Blvd.
Rockville, MD 20852

Robert L. Crutchfield ..............................   140,000          6.01%
1003 23rd Avenue Suite B
Tuscaloosa, AL 35401

Kontron Instruments Holding N.V. ...................   139,130          5.98%
Julianaplein 22
Curacao, Netherlands Antilles

Security Ownership of Management

The following table sets forth the beneficial ownership of the Common Stock of Registrant as of March 15, 2001 by each director, each executive officer named in the Summary Compensation Table and by all directors and executive officers as a group. The persons named in the table below have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to community property laws where applicable and the information contained in the table and notes thereto.
                                                       Shares Beneficially Owned
                                                       -------------------------
Name                                                   Number            Percent
----                                                   ------            -------
Robert L. Crutchfield..............................    140,000            6.01%
James Lee Stafford.................................    105,000            4.51%
Davis Woodward.....................................     68,348 (1)        2.89%
Jay L. Federman ...................................     62,739 (2)        2.68%
Michael R. Stewart ................................     54,852 (3)        2.30%
Richard J. DePiano ................................     45,900 (4)        1.95%
Sheldon M. Bonovitz ...............................     24,000 (5)        1.02%

All directors and executive officers as a group
  (7 persons)......................................    500,839 (6)       20.15%

------------


(1) Includes 38,566 shares which Mr. Woodward has the right to purchase under outstanding stock options exercisable within 60 days after March 15, 2001.

(2) Includes 15,900 shares which Dr. Federman has the right to acquire under outstanding stock options exercisable within 60 days after March 15, 2001 and 2,499 shares owned by Dr. Federman's child. Dr. Federman disclaims beneficial ownership of such 2,499 shares.

(3) Includes 53,566 shares which Mr. Stewart has the right to purchase under outstanding stock options exercisable within 60 days after March 15, 2001.

(4) Includes 30,900 shares which Mr. DePiano has the right to acquire under outstanding stock options exercisable within 60 days after March 15, 2001.

(5) Includes 18,900 shares which Mr. Bonovitz has the right to acquire under outstanding stock options exercisable within 60 days after March 15, 2001. Also includes 5,100 shares owned by a pension trust of which Mr. Bonovitz is the beneficiary.

(6) Includes 157,832 shares which such persons have the right to purchase under stock options exercisable within 60 days after March 15, 2001.

Item 13.       Certain Relationships and Related Transactions
-------        ----------------------------------------------

Sheldon M. Bonovitz, a Director of the Registrant, is the Chairman and a Partner of Duane, Morris & Heckscher LLP, Registrant's outside legal counsel.

PART IV

Item 14.       Exhibits, Financial Statement Schedules and Reports on Form 8-K.
-------
(a)         1. Financial Statements
               --------------------

                                                                                                 Page
                                                                                                 ----
Consolidated Balance Sheets at December 31, 2000 and January 2, 2000...........................   23

Consolidated Statements of Operations and Other Comprehensive Income (Loss)
   for each of the three years in the period ended December 31, 2000...........................   24

Consolidated Statements of Stockholders' Equity for each of the three years in the
   period ended December 31, 2000..............................................................   25

Consolidated Statements of Cash Flows for each of the three years in the
   period ended December 31, 2000..............................................................   26

Notes to Consolidated Financial Statements.....................................................   27
Report of Independent Certified Public Accountants.............................................   21
Report of Independent Public Accountants.......................................................   22

            2. Financial Statement Schedules
               -----------------------------

                                                                                                 Page
                                                                                                 ----
Schedule II - Valuation and Qualifying Accounts for the three years in the period
   ended December 31, 2000.....................................................................   41

Other schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the consolidated financial statements or notes thereto.

(b)         Reports on Form 8-K
            -------------------
No reports on Form 8-K were filed during the fourth quarter of the fiscal year ended December 31, 2000.

(c)         Exhibits
            --------

Exhibit
Number                Description of Exhibit
-------               ----------------------

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

10.25* Employment Agreement dated October 5, 1999, between Registrant and Michael R. Stewart, incorporated by reference to Exhibit 10.25 filed with Registrant's Annual Report on Form 10-K for the fiscal year ended January 2, 2000 filed on March 23, 2000.

10.26 Revolving Loan Agreement, dated May 31, 2000, between Registrant and AmSouth Bank, incorporated by reference to Exhibit 10.26 filed with Registrant's Form 10-Q for the quarter ended July 2, 2000 filed on August 14, 2000 ("the Second Quarter 2000 Form 10-Q").

10.27 Master Note for Business and Commercial Loans, dated May 31, 2000, between Registrant and AmSouth Bank, incorporated by reference to
         Exhibit 10.27 filed with Registrant's Second Quarter 2000 Form 10-Q.

10.28 Security Agreement (Accounts, Inventory and General Intangibles), dated May 31, 2000, granted by Registrant to AmSouth Bank, incorporated by reference to Exhibit 10.28, filed with Registrant's Second Quarter 2000 Form 10-Q.

10.29 Security Agreement for Tangible Personal Property, dated May 31, 2000, granted by Registrant to AmSouth Bank, incorporated by reference to
         Exhibit 10.29, filed with Registrant's Second Quarter 2000 Form 10-Q.

10.30 Limited Security Agreement (Alabama), dated May 31, 2000, granted by Registrant to AmSouth Bank, incorporated by reference to Exhibit 10.30, filed with Registrant's Second Quarter 2000 Form 10-Q.

10.31 Lease Agreement, dated May 18, 2000, between Mike Kilgo and Karen Kilgo, Lessor, and Surgical Innovations & Services, Inc., Lessee, for premises at 1001 23rd Avenue, Tuscaloosa, Alabama, incorporated by reference to Exhibit 10.31, filed with Registrant's Second Quarter 2000 Form 10-Q.

10.32* Confidentiality and Severance Agreement, dated May 31, 2000, between Registrant and Robert L. Crutchfield, incorporated by reference to
         Exhibit 10.32, filed with Registrant's Second Quarter 2000 Form 10-Q.

10.33 Agreement and Plan of Reorganization dated May 5, 2000 by and among Registrant, SLT Subsidiary, Inc., Surgical Innovations & Services, Inc., and Robert L. Crutchfield, James Lee Stafford and John E. Griffin, MD, incorporated by reference to Exhibit 1 filed with Registrant's Form 8-K, filed on June 15, 2000.

10.34* Surgical Laser Technologies, Inc. 2000 Equity Incentive Plan, incorporated by reference to Exhibit 4 filed with Registrant's Form S-8 filed on November 1, 2000, Registration No. 333-49110.

10.35 Lease Renewal Agreement dated January 18, 2001 between Registrant and Nappen & Associates.

21 Subsidiaries of Registrant, incorporated by reference to Exhibit 22 filed with Registrant's 1993 Form 10-K.

23.1     Consent of Grant Thornton LLP.

23.2     Consent of Arthur Andersen LLP.

23.3     Consent of Arthur Andersen LLP.


* This exhibit represents a management contract or compensatory plan or arrangement.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:   March 23, 2001                     SURGICAL LASER TECHNOLOGIES, INC.


                                            By: /s/ Michael R. Stewart
                                                -------------------------------
                                                Michael R. Stewart
                                                President and Chief Executive
                                                Officer


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


Signatures                             Title                                                   Date
----------                             -----                                                   ----
/s/ Michael R. Stewart                 President, Chief Executive Officer and                  March 23, 2001
------------------------               Director (principal executive officer)
Michael R. Stewart

/s/ Davis Woodward                     Vice President and Chief Financial Officer              March 23, 2001
------------------------               (principal financial and accounting officer)
Davis Woodward

/s/ Richard J. DePiano                 Chairman of the Board and                               March 23, 2001
------------------------               Director
Richard J. DePiano

/s/ Sheldon M. Bonovitz                Director                                                March 23, 2001
------------------------
Sheldon M. Bonovitz

/s/ Jay L. Federman                    Director                                                March 23, 2001
------------------------
Jay L. Federman

/s/ James Lee Stafford                 Director                                                March 23, 2001
------------------------
James Lee Stafford
