Form 10-Q
period 2001-04-01
SURGICAL LASER TECHNOLOGIES INC /DE/
filed 2001-05-14
CIK 854099

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended April 1, 2001
                                                 -------------

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes (X) No ( )


        On May 8, 2001 the registrant had outstanding X,XXX,XXX shares of Common Stock, $.0l par value.

                                     Page 1
                           Exhibit Index is on Page 11

                        SURGICAL LASER TECHNOLOGIES, INC.
                                AND SUBSIDIARIES



                                      INDEX



PART I. FINANCIAL INFORMATION:                                             PAGE
------------------------------                                             ----

     ITEM 1.      Financial Statements:

     a.  Condensed Consolidated Balance Sheets                              3
         April 1, 2001 (unaudited) and December 31, 2000

     b.  Condensed Consolidated Statements of Operations and Other          4
         Comprehensive Income (Loss) (unaudited) for the quarters ended April 1, 2001 and April 2, 2000

     c.  Condensed Consolidated Statements of Cash Flows (unaudited)        5
         for the quarters ended April 1, 2001 and April 2, 2000

     d.  Notes to Condensed Consolidated Financial Statements (unaudited)   6-8

     ITEM 2.    Management's Discussion and Analysis of                     8-10
                Financial Condition and Results of Operations

PART II.  OTHER INFORMATION:
----------------------------


     SIGNATURES                                                             11

                          PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements
-----------------------------


                        SURGICAL LASER TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except par value)

                                                                                   April 1, 2001     Dec. 31, 2000
ASSETS                                                                              (Unaudited)
Current assets:
  Cash and cash equivalents                                                                 $727              $702
  Short-term investments                                                                   1,612             1,698
  Accounts receivable, net of allowance for doubtful accounts of $437 and $487             1,474             1,825
  Inventories (Note 3)                                                                     2,393             2,182
  Other                                                                                      331               230
                                                                                   -------------------------------
   Total current assets                                                                    6,537             6,637

Property and equipment, net                                                                3,186             3,186
Patents and licensed technology, net                                                         407               433
Goodwill, net                                                                                623               632
Other assets                                                                                  66                45
                                                                                   -------------------------------
   Total assets                                                                          $10,819           $10,933
                                                                                   ===============================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt                                                         $127               $58
  Accounts payable                                                                           477               376
  Accrued liabilities                                                                        267               516
                                                                                   -------------------------------
   Total current liabilities                                                                 871               950
                                                                                   -------------------------------

Long-term debt                                                                             2,485             2,300

Stockholders' equity:
   Common stock, $.01 par value, 30,000 shares authorized, 2,328 shares
      Issued and outstanding                                                                  23                23
   Additional paid-in capital                                                             33,716            33,716
   Accumulated deficit                                                                   (26,294)          (26,080)
   Accumulated other comprehensive income                                                     18                24
                                                                                   -------------------------------
   Total stockholders' equity                                                              7,463             7,683
                                                                                   -------------------------------
   Total liabilities and stockholders' equity                                            $10,819           $10,933
                                                                                   ===============================

The accompanying notes are an integral part of these condensed consolidated financial statements.


                        SURGICAL LASER TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
                  OTHER COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
                      (In thousands, except per share data)


                                                                                      For the Quarter Ended:
                                                                                   April 1, 2001     April 2, 2000

Net sales                                                                                 $2,271            $1,837
Cost of sales                                                                              1,180               772
                                                                                   -------------------------------
Gross profit                                                                               1,091             1,065
                                                                                   -------------------------------
Operating expenses:
  Selling, general and administrative                                                      1,159               880
  Product development                                                                        147               146
                                                                                   -------------------------------
                                                                                           1,306             1,026
                                                                                   -------------------------------

Operating income (loss)                                                                     (215)               39

Interest expense                                                                              47                 9
Interest income                                                                              (47)              (57)
                                                                                   -------------------------------
Income (loss) before income taxes                                                           (215)               87
Provision for income taxes                                                                    --                --
                                                                                   -------------------------------
Net income (loss)                                                                           (215)               87
Other comprehensive income:
    Unrealized gains on available for sale securities, net                                    (6)               --
                                                                                   -------------------------------
Comprehensive income (loss)                                                                ($221)              $87
                                                                                   ===============================

Basic and diluted income (loss) per share                                                 ($0.09)            $0.04
                                                                                   ===============================

Shares used in calculating basic income (loss) per share                                   2,328             1,978
Shares used in calculating diluted income (loss) per share                                 2,328             2,027
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



                        SURGICAL LASER TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (In thousands)

                                                                                      For the Quarter Ended:
                                                                                   April 1, 2001     April 2, 2000

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                                        ($215)              $87
  Adjustments to reconcile net income (loss) to net cash provided by
  (used in) operating activities:
    Depreciation and amortization                                                            233               124
    Imputed interest                                                                          --                (2)
    Provision for bad debts                                                                  (50)               --
    (Increase) decrease in assets:
      Accounts receivable                                                                    401               105
      Inventories                                                                           (235)               11
      Other current assets                                                                  (101)             (139)
      Other assets                                                                           (24)                4
    Increase (decrease) in liabilities:
      Accounts payable                                                                       101                28
      Accrued liabilities                                                                   (249)             (196)
                                                                                   -------------------------------
        Net cash provided by (used in) operating activities                                 (139)               22
                                                                                   -------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Sales of short-term investments                                                             81               856
  Purchases of property and equipment                                                        (17)              (48)
  Patent costs                                                                                (3)               (1)
                                                                                   -------------------------------
        Net cash provided by investing activities                                             61               807
                                                                                   -------------------------------

Cash Flows From Financing Activities:
  Payments on long-term debt                                                                 (30)              (61)
  Net advances on line of credit                                                             133                --
                                                                                   -------------------------------
        Net cash provided by (used in) financing activities                                  103               (61)
                                                                                   -------------------------------

Net increase in cash and cash equivalents                                                     25               768

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                               702               277
                                                                                   -------------------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                                    $727            $1,045
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

                        SURGICAL LASER TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
        ----------------------------------------------------------------

1.   Basis of Presentation:

The condensed consolidated financial statements of the Company for the three-month periods ended April 1, 2001 and April 2, 2000 have been prepared by the Company without audit by the Company's independent auditors. In the opinion of the Company's management, all adjustments necessary to present fairly the financial position, results of operations and cash flows of the Company as of April 1, 2001 and for the periods then ended have been made. Those adjustments consist only of normal and recurring adjustments. The condensed consolidated balance sheet of the Company as of December 31, 2000 has been derived from the audited consolidated balance sheet of the Company as of that date.

Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K annual report for 2000 filed with the Securities and Exchange Commission.

     Interim Financial Information:

While the Company believes that the disclosures presented are adequate to prevent misleading information, it is suggested that the unaudited condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes included in the Company's Form 10-K report for the fiscal year ended December 31, 2000, as filed with the Securities and Exchange Commission. Interim results for the quarter ended April 1, 2001 are not necessarily indicative of the results to be expected for the full year.

2.   Supplemental Cash Flow Information:

There were no material income taxes paid for the quarters ended April 1, 2001 and April 2, 2000. Interest paid for the quarters ended April 1, 2001 and April 2, 2000 was $47,000 and $9,000, respectively. Non-cash investing and financing activities consisted of the reclassification of lasers to capital lease agreements for $149,000.

3.   Inventories:

Inventories at April 1, 2001 and December 31, 2000 were as follows (in thousands of dollars)

                                           April 1, 2001       December 31, 2000
                                           -------------       -----------------
     Raw material and work-in-process             $1,521                  $1,300
     Finished goods                                  872                     882
     ---------------------------------------------------------------------------
         Total Inventories                        $2,393                  $2,182
     ===========================================================================


4.   Unrealized gains on available for sale securities, net:

Unrealized holding gains arising during the period ended April 1, 2001 was $7,000. The reclassification adjustment for gains included in net income was $13,000 resulting in a net decrease of $6,000 for the period ended April 1, 2001. There was no unrealized gains during the period ended April 2, 2000.

5.   Basic and Diluted Income (Loss) Per Share:

Basic and diluted income (loss) per share have been computed under the guidelines of Statement of Financial Accounting Standards No. 128 "Earnings per Share" ("SFAS No. 128") as follows (in thousands except for per share amounts):

                                                      For the Quarter
                                                           Ended:
                                           April 1, 2001           April 2, 2000
                                           -------------           -------------
     Basic EPS Calculation
       Net income (loss)                          ($215)                    $87
       Denominator:
         Common Stock Outstanding                 2,328                   1,978
                                           -------------------------------------
       Basic EPS                                 ($0.09)                  $0.04
                                           =====================================

     Diluted EPS Calculation
       Net income (loss)                          ($215)                    $87
       Denominator:
         Common Stock Outstanding                 2,328                   1,978
         Common Stock Options                        --                      49
                                           -------------------------------------
         Total Shares                             2,328                   2,027
                                           -------------------------------------
       Diluted EPS                               ($0.09)                  $0.04
                                           =====================================

For the quarter ended April 1, 2001, the Company had common stock options and warrants outstanding of 614,790. Due to the net loss incurred for the quarter ended April 1, 2001, the inclusion of these common share equivalents had an anti-dilutive effect when calculating diluted loss per share under SFAS No. 128, and as a result, were excluded from the calculation. For the quarter ended April 2, 2000, the Company had common stock options and warrants outstanding of 459,000, of which 49,000 options were included in the calculation of diluted earnings per share. The remainder of common stock options and warrants outstanding of 410,000 were excluded from the calculation of diluted earnings per share because those options' and warrants' exercise prices were greater than the average market price of the common stock.

6.   Bank Borrowings:

Concurrent with the Surgical Innovations & Services, Inc. ("SIS") acquisition, SLT obtained a $3 million credit facility from a bank to replace the term debt of SIS. This $3 million credit facility has a commitment term of three years expiring June 2003, permits deferment of principal payments until the end of the commitment term, and is secured by SLT's business assets, including collateralization of $2 million of SLT's cash and cash equivalents and short-term investments. The credit facility has an interest rate of floating LIBOR plus 2.25% (6.92% at April 1, 2001) and is subject to certain covenants, as defined, with which the Company was in compliance at April 1, 2001. At April 1, 2001, SLT had $2,334,000 in outstanding obligations under the credit facility with $666,000 remaining available under the credit facility.

7.   Income Taxes:

In accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes", SLT has recorded no current provision for income taxes due to the loss incurred in the quarter ended April 1, 2001 and has recorded no net deferred provision by reason of the loss incurred and that any such benefit has been fully reserved due to uncertainties as to the realizability of such benefit based on SLT's historical results and the general market conditions which SLT continues to experience.

In the quarter ended April 2, 2000, SLT recorded no current provision due to the fact that the income for financial accounting purposes in the quarter was negated by favorable temporary differences realized in the same period. Changes in the deferred tax asset account were completely offset by changes in the tax valuation allowance.

8.   Business Segment and Geographic Data:

The Company is engaged primarily in one business segment: the design, development and manufacture of laser products and the marketing of those laser products as well as other instruments for medical applications. The Company markets its offering through traditional sales efforts as well as through the provision of fee-based surgical services. The Company's customers are primarily hospitals and surgery centers. For the quarters ended April 1, 2001 and April 2, 2000, the Company did not have material net sales to any individual customer.

The Company reported net sales in the following categories (in thousands of dollars):

                                                      For the Quarter
                                                           Ended:
                                           April 1, 2001           April 2, 2000
                                           -------------           -------------
     Disposables and accessories                  $1,203                  $1,347
     Laser system sales and related
       maintenance                                   174                     359
     Surgical services                               894                     131
     ---------------------------------------------------------------------------
     Total net sales                              $2,271                  $1,837
     ===========================================================================

For the quarters ended April 1, 2001 and April 2, 2000, there were no material net sales attributed to an individual foreign country. Net sales by geographic area were as follows (in thousands of dollars)

                                                      For the Quarter
                                                           Ended:
                                           April 1, 2001           April 2, 2000
                                           -------------           -------------
     Domestic                                     $2,016                  $1,614
     Foreign                                         255                     223
     ---------------------------------------------------------------------------
         Total net sales                          $2,271                  $1,837
     ===========================================================================


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
-------------------------------------------------------------------------------

OVERVIEW

The Company is engaged in the development, manufacture and sale of proprietary laser systems for both contact and non-contact surgery, and in the delivery of turn-key surgical services which include the provision of technicians, capital equipment and disposable and reusable products for specific surgical procedures. The Company's surgical services are performed under contractual agreements with its customers, or under a non-contracted arrangement. All of the Company's surgical services customers are charged for the services provided on a per-procedure basis. The Company supplements its sales of laser systems and surgical services with certain non-laser product offerings.

The Company's growth strategy includes a continued emphasis on identifying surgical procedures that benefit from the precision and hemostatic capabilities of the Company's proprietary technology coupled with the development and sourcing of products that provide the opportunity to expand the Company's surgical services offerings.

The Company expanded its surgical services offerings in June 2000 through the acquisition of SIS. SIS provides surgical services utilizing a variety of laser technologies to its customer base located mainly in the southeastern United States.

RESULTS OF OPERATIONS

The Company's net sales are generated primarily by three sources: sales of Contact Laser Delivery Systems and related accessories; sales of Nd:YAG Laser Systems and related maintenance; and the provision of surgical services. The U.S. market is serviced predominantly by a direct sales force, while sales outside the United States are derived through a network of distributors. Net sales for the quarter ended April 1, 2001 of $2,271,000 increased $434,000 or 24% from the comparable period in 2000.

Net sales of disposables and related accessories were $1,203,000 or 53% of total net sales for the quarter ended April 1, 2001. This represented a decrease of $144,000 or 11% compared to net sales of disposables and related accessories of $1,347,000 for the quarter ended April 2, 2000. The decrease was due to the lower level of Contact Laser Delivery System sales primarily within the U.S. markets and a decrease in sales of non-laser disposable products.

Net sales of laser systems and related maintenance, which comprised 8% of total net sales for the quarter ended April 1, 2001, decreased $185,000 or 52% from the quarter ended April 2, 2000. This decline was caused by a decline in laser unit sales in the U.S. as well as a reduction in service revenue related to the Company's Nd:YAG laser systems.

The Company provides per-procedure surgical services for customers which include access to a laser system and related disposables as well as a technician. Prior to the acquisition of SIS in June 2000, the Company offered the use of its proprietary Nd:YAG laser system in the provision of surgical services. With the acquisition of SIS, the Company has acquired several different types of lasers, significantly expanding the types of surgical procedures that can be performed through its services. Surgical services revenue was $894,000 in the first quarter of 2001 or 40% of total net sales. This represented an increase of $763,000 compared to the first quarter of 2000.

Gross profits of $1,091,000 for the quarter ended April 1, 2001 increased $26,000 or 2% from the first quarter of 2000. As a percentage of net sales, gross profit of 48% was lower in the quarter ended April 1, 2001 compared to a gross profit percentage in the quarter ended April 1, 2000 of 58% due principally to lower percentage margins from the acquired SIS business.

Operating expenses for the first quarter of 2001 of $1,306,000 increased by $280,000 or 27% from the first quarter of 2000. This increase was primarily attributable to the addition of the operating expenses of SIS.

Selling, general and administrative expenses of $1,159,000 in the first quarter of 2001 increased $279,000 or 32% from the comparable prior year period. This increase was primarily attributable to selling expenses of the acquired SIS business. Also included in the selling, general and administrative expenses for the quarter ended April 1, 2001 was a recovery of bad debt of $55,000 related to the settlement with a former customer.

Product development expenses of $147,000 in the first quarter of 2001 were consistent with the comparable period in 2000.

Interest expense of $47,000 for the first quarter of 2001 was $38,000 higher than in the first quarter of 2000. This increase was due to the interest expense on the Company's credit facility, for which there was no comparable expense in the first quarter of 2000.

Interest income of $47,000 for the first quarter of 2001 declined $10,000 or 21% from the first quarter of 2000 due to the lower level of cash, cash equivalents and short-term investments.

LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents and short-term investments at April 1, 2001 were $2,339,000, a decrease of $61,000 from the December 31, 2000 balance of $2,400,000. The Company invests its excess cash in high-quality, liquid, short-term investments.

Concurrent with the SIS acquisition, SLT obtained a $3 million credit facility from a bank to replace the term debt of SIS. This $3 million credit facility has a commitment term of three years expiring June 2003, permits deferment of principal payments until the end of the commitment term, and is secured by SLT's business assets, including collateralization of $2 million of SLT's cash, cash equivalents and short-term investments. The credit facility has an interest rate of floating LIBOR plus 2.25% (6.92% at April 1, 2001) and is subject to certain covenants, as defined with which the Company was in compliance at April 1, 2001. At April 1, 2001, SLT had $2,334,000 in outstanding obligations under the credit facility with $666,000 remaining available under the credit facility.

Net cash used in operating activities was $139,000 in the first quarter of 2001 compared to cash provided by operating activities of $22,000 in the comparable period in 2000. The comparative decrease was due principally to the loss of $215,000 in the first quarter of 2001 compared to the profit of $87,000 reported in the first quarter of 2000.

Net cash provided by investing activities was $61,000 in the first quarter of 2001, compared to cash provided by investing activities of $807,000 in the first quarter of 2000. The decrease in cash provided by investing activities was due principally to the sale of short-term investments of $81,000 in the first quarter of 2001 as compared to sales of short-term investments of $856,000 in the first quarter of 2000.

Net cash provided by financing activities was $103,000 in the first quarter of 2001 compared to cash used in financing activities of $61,000 in the first quarter of 2000. The increase is due to the net advances on the line of credit in the first quarter of 2001 of $133,000.

Management believes the Company's current cash position and cash flows from operations and availability under its credit facility will be sufficient to fund operations and meet commitments for long-term debt, other commitments and contingencies and capital expenditures.

Management believes that inflation has not had a material effect on operations for the periods presented.

RISK FACTORS

For information regarding certain risk factors that could cause actual results to differ materially from those suggested in forward-looking statements contained herein or otherwise made from time to time by the Company, reference is made to the Company's Form 10-K, Item 7, "Risk Factors," for the fiscal year ended December 31, 2000, which is incorporated herein by reference. The risk factors described in such report continue to be applicable at April 1, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         SURGICAL LASER TECHNOLOGIES, INC.


Date: May 15, 2001                       By: /s/ Davis Woodward
                                             --------------------

                                             Davis Woodward
                                             Vice President, Finance and
                                             Chief Financial Officer

                                             Signing on behalf of the Company
                                             and as principal financial officer.