Form 10-Q
period 2001-07-01
SURGICAL LASER TECHNOLOGIES INC /DE/
filed 2001-08-14
CIK 854099

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended July 1, 2001
                                                  ------------

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                  For the transition period from        to
                                                 ------    ------
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


                               147 Keystone Drive
                            Montgomeryville, PA 18936
                      -------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (215) 619-3600
                                 --------------
              (Registrant's telephone number, including area code)

         ---------------------------------------------------------------
         (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes (X) No ( )


     On August 3, 2001 the registrant had outstanding 2,327,965 shares of Common Stock, $.0l par value.

                        SURGICAL LASER TECHNOLOGIES, INC.
                                AND SUBSIDIARIES



                                      INDEX
                                      -----



PART I. FINANCIAL INFORMATION:                                              PAGE
------------------------------                                              ----

     ITEM 1. Financial Statements:

     a.  Condensed Consolidated Balance Sheets
         July 1, 2001 (unaudited) and December 31, 2000                      3

     b. Condensed Consolidated Statements of Operations and Other Comprehensive Income (unaudited) for the quarters ended
          July 1, 2001 and July 2, 2000                                      4

     c. Condensed Consolidated Statements of Operations and Other Comprehensive Income (Loss) (unaudited) for the six months
          ended July 1, 2001 and July 2, 2000                                5

     d.  Condensed Consolidated Statements of Cash Flows (unaudited)
         for the six months ended July 1, 2001 and July 2, 2000              6

     e.  Notes to Condensed Consolidated Financial Statements (unaudited)    7

     ITEM 2.    Management's Discussion and Analysis of
                Financial Condition and Results of Operations                9

PART II.  OTHER INFORMATION:
----------------------------

     SIGNATURES                                                             13


                                       2
PAGE>


                          PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                        SURGICAL LASER TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except par value)
                                                                                   July 1, 2001   Dec. 31, 2000
                                                                                   (unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                                                          $     59       $    702
  Short-term investments                                                                2,113          1,698
  Accounts receivable, net of allowance for doubtful accounts of $441 and $487          1,823          1,825
  Inventories                                                                           2,729          2,182
  Other                                                                                   332            230
                                                                                     --------       --------
   Total current assets                                                                 7,056          6,637

Property and equipment, net                                                             3,153          3,186
Patents and licensed technology, net                                                      396            433
Goodwill, net                                                                             615            632
Other assets                                                                               75             45
                                                                                     --------       --------
   Total assets                                                                      $ 11,295       $ 10,933
                                                                                     ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt                                                  $    130       $     58
  Accounts payable                                                                        681            376
  Accrued liabilities                                                                     337            516
                                                                                     --------       --------
   Total current liabilities                                                            1,148            950
                                                                                     --------       ---------

Long-term debt                                                                          2,653          2,300

Stockholders' equity:
   Common stock, $.01 par value, 30,000 shares authorized, 2,328 shares issued
    and outstanding                                                                        23             23
  Additional paid-in capital                                                           33,716         33,716
  Accumulated deficit                                                                 (26,258)       (26,080)
  Accumulated other comprehensive income                                                   13             24
                                                                                     --------       --------
   Total stockholders' equity                                                           7,494          7,683
                                                                                     --------       --------
   Total liabilities and stockholders' equity                                        $ 11,295       $ 10,933
                                                                                     ========       ========


The accompanying notes are an integral part of these condensed consolidated financial statements.


                        SURGICAL LASER TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (In thousands, except per share data)


                                                             For the Quarter Ended:
                                                          July 1, 2001  July 2, 2000
Net sales                                                     $2,685      $2,022
Cost of sales                                                  1,262         959
                                                              ------      ------
Gross profit                                                   1,423       1,063
                                                              ------      ------

Operating expenses:
  Selling, general and administrative                          1,224         884
  Product development                                            156         164
                                                              ------      ------
                                                               1,380       1,048
                                                              ------      ------

Operating income                                                  43          15

Interest expense                                                  46          17
Interest income                                                  (39)        (44)
                                                              ------      ------
Net income                                                    $   36      $   42
                                                              ======      ======

Basic and diluted net income per share                        $ 0.02      $ 0.02
                                                              ======      ======

Shares used in calculating basic net income per share          2,328       2,101
Shares used in calculating diluted net income per share        2,328       2,132
                                                              ======      ======



                        SURGICAL LASER TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED STATEMENTS OF
                     OTHER COMPREHENSIVE INCOME (UNAUDITED)
                                 (In thousands)


                                                               For the Quarter Ended:
                                                            July 1, 2001  July 2, 2000
Net income                                                       $36         $42
Other comprehensive income:
   Unrealized securities gains arising during period               1          --
   Less: reclassification for gains included in net income        (6)         --
                                                                 ---         ---
Decrease in accumulated other comprehensive income                (5)         --
                                                                 ---         ---
Total comprehensive income                                       $31         $42
                                                                 ===         ===



The accompanying notes are an integral part of these condensed consolidated financial statements.

                       SURGICAL LASER TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (In thousands, except per share data)


                                                                For the Six Months Ended:
                                                               July 1, 2001  July 2, 2000
Net sales                                                         $4,956        $3,859
Cost of sales                                                      2,442         1,731
                                                                  ------        ------
Gross profit                                                       2,514         2,128
                                                                  ------        ------

Operating expenses:
  Selling, general and administrative                              2,383         1,764
  Product development                                                303           310
                                                                  ------        ------
                                                                   2,686         2,074
                                                                  ------        ------

Operating income (loss)                                             (172)           54

Interest expense                                                      93            26
Interest income                                                      (86)         (101)
                                                                  ------        ------
Net income (loss)                                                 $ (179)       $  129
                                                                  ======        ======

Basic and diluted net income (loss) per share                     $(0.08)       $ 0.06
                                                                  ======        ======

Shares used in calculating basic net income (loss) per share       2,328         2,040
Shares used in calculating diluted net income (loss) per share     2,328         2,081
                                                                  ======        ======



                        SURGICAL LASER TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED STATEMENTS OF
                  OTHER COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
                                 (In thousands)

                                                                 For the Six Months Ended:
                                                                 July 1, 2001  July 2, 2000
Net income (loss)                                                    $(179)       $129
Other comprehensive income:
   Unrealized securities gains arising during period                     8          --
   Less: reclassification for gains included in net income (loss)      (19)         --
                                                                     -----        ----
Decrease in accumulated other comprehensive income                     (11)         --
                                                                     -----        ----
Total comprehensive income (loss)                                    $(190)       $129
                                                                     =====        ====




The accompanying notes are an integral part of these condensed consolidated financial statements.


                        SURGICAL LASER TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (In thousands)
                                                                        For the Six Months Ended:
                                                                       July 1, 2001  July 2, 2000
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                        $(179)      $  129
  Adjustments to reconcile net income (loss) to net cash provided by
  (used in) operating activities:
     Depreciation and amortization                                           449          275
     Provision for bad debt                                                  (46)          --
     (Increase) decrease in assets, net of acquisition:
        Accounts receivable                                                   48           55
        Inventories                                                         (609)         (85)
        Other current assets                                                (106)         (72)
        Other assets                                                         (44)          23
     Increase (decrease) in liabilities, net of acquisition:
        Accounts payable                                                     305          (72)
        Accrued liabilities                                                 (179)        (242)
                                                                           -----       ------
        Net cash provided by (used in) operating activities                 (361)          11
                                                                           -----       ------

CASH FLOWS FROM INVESTING ACTIVITIES:
  (Purchases) sales of short-term investments, net                          (425)       1,297
  Purchases of property and equipment, net                                  (122)         (35)
  Patent costs                                                                (9)          (1)
  Acquisition costs                                                           --         (325)
                                                                           -----       ------
        Net cash provided by (used in) investing activities                 (556)         936
                                                                           -----       ------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on long-term debt                                                 (64)        (131)
  Net advances on line of credit                                             338           --
                                                                           -----       ------
        Net cash provided by (used in) financing activities                  274         (131)
                                                                           -----       ------

Net increase (decrease) in cash and cash equivalents                        (643)         816

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                               702          277
                                                                           -----       ------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                   $  59       $1,093
                                                                           =====       ======


The accompanying notes are an integral part of these condensed consolidated financial statements.

                        SURGICAL LASER TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
      ----------------------------------------------------------------
1 .   Basis of Presentation:

The condensed consolidated financial statements of the Company for the quarter and six-month periods ended July 1, 2001 and July 2, 2000 have been prepared by the Company without audit by the Company's independent auditors. In the opinion of the Company's management, all adjustments necessary to present fairly the financial position, results of operations, and cash flows of the Company as of July 1, 2001 and for the periods then ended have been made. Those adjustments consist only of normal and recurring adjustments. The condensed consolidated balance sheet of the Company as of December 31, 2000 has been derived from the audited consolidated balance sheet of the Company as of that date.

Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with accounting principles generally accepted in United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K annual report for 2000 filed with the Securities and Exchange Commission.

      Interim Financial Information:

While the Company believes that the disclosures presented are adequate to prevent misleading information, it is suggested that the unaudited condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes included in the Company's Form 10-K report for the fiscal year ended December 31, 2000, as filed with the Securities and Exchange Commission. Interim results for the quarter ended July 1, 2001 are not necessarily indicative of the results to be expected for the full year.

2.  Supplemental Cash Flow Information:

There were no material income taxes paid for the six months ended July 1, 2001 and July 2, 2000. Interest paid for the six months ended July 1, 2001 and July 2, 2000 was $95,000 and $26,000, respectively. Non-cash investing and financing activities consisted of the reclassification of lasers to capital lease agreements for $149,000.

In June 2000, the Company acquired the assets of Surgical Innovations & Services, Inc. ("SIS") for $300,000 cash and 350,000 shares of the Company's common stock. In conjunction with the acquisition, liabilities were assumed as follows (in thousands of dollars):

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

Inventories at July 1, 2001 and December 31, 2000 were as follows (in thousands of dollars)

                                           July 1, 2001     December 31, 2000
                                           ------------     -----------------
    Raw material and work-in-process          $1,708              $1,300
    Finished goods                             1,021                 882
                                              ------              ------
                                              $2,729              $2,182
                                              ======              ======


4.  Basic and Diluted Income (Loss) Per Share:

Basic and diluted income (loss) per share have been computed under the guidelines of Statement of Financial Accounting Standards No. 128 "Earnings per Share" ("SFAS No. 128") as follows (in thousands except for per share amounts):

                                     For the Quarter Ended      For the Six Months Ended
                                  July 1, 2001   July 2, 2000  July 1, 2001  July 2, 2000
                                  ------------   ------------  ------------  ------------
Basic EPS Calculation
   Net income (loss)                  $   36        $   42        $ (179)        $  129
   Denominator:
      Common Stock Outstanding         2,328         2,101         2,328          2,040
                                      ------        ------        ------         ------
   Basic EPS                          $ 0.02        $ 0.02        $(0.08)        $ 0.06
                                      ======        ======        ======         ======

Diluted EPS Calculation
   Net income (loss)                  $   36        $   42        $ (179)        $  129
   Denominator:
      Common Stock Outstanding         2,328         2,101         2,328          2,040
       Common Stock Options               --            31            --             41
                                      ------        ------        ------         ------
       Total Shares                    2,328         2,132         2,328          2,081
                                      ------        ------        ------         ------
   Diluted EPS                        $ 0.02        $ 0.02        $(0.08)        $ 0.06
                                      ======        ======        ======         ======

For the quarter and six months ended July 1, 2001, the Company had common stock options and warrants outstanding of 614,790. The common stock options and warrants outstanding were excluded from the calculation of diluted earnings per share because those options' and warrants' exercise prices were greater than the average market price of the common stock. For the quarter and the six months ended July 2, 2000, the Company had common stock options and warrants outstanding of 362,000, of which 31,000 and 41,000 options were included in the calculation of diluted earnings per share, respectively. The remainder of the common stock options and warrants outstanding were excluded from the calculation of diluted earnings per share because those options' and warrants' exercise prices were greater than the average market price of the common stock.

5.  Bank Borrowings:

Concurrent with the acquisition of SIS, SLT obtained a $3 million credit facility from a bank to replace the term debt of SIS. This $3 million credit facility has a commitment term of three years expiring June 2003, permits deferment of principal payments until the end of the commitment term, and is secured by SLT's business assets, including collateralization of $2 million of SLT's cash and cash equivalents and short-term investments. The credit facility has an interest rate of floating LIBOR plus 2.25% (5.99% at July 1, 2001) and is subject to certain covenants. At July 1, 2001, SLT had $2,653,000 in outstanding obligations and $347,000 remaining available under the credit facility.

                                       8
6.  Income Taxes:

In accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes", SLT has recorded no current provision for income taxes due to the availability of net operating loss carryforwards in the quarter ended July 1, 2001 and due to the loss incurred for the six months ended July 1, 2001. SLT has recorded no benefit from the net loss inasmuch as any such benefit has been fully reserved due to uncertainties as to the realizability of such benefit based on SLT's historical results and the general market conditions which SLT continues to experience.

In the quarter and six months ended July 2, 2000, SLT recorded no current provision due to the fact that the income for financial accounting purposes in the quarter was negated by favorable temporary differences realized in the same period. Changes in the deferred tax asset account were completely offset by changes in the tax valuation allowance.

7.  Business Segment and Geographic Data:

The Company is engaged primarily in one business segment: the design, development and manufacture of laser products and the marketing of those laser products as well as other instruments for medical applications. The Company markets its offering through traditional sales efforts as well as through the provision of fee-based surgical services. The Company's customers are primarily hospitals and surgery centers. For the quarters and six months ended July 1, 2001 and July 2, 2000, the Company did not have material net sales to any individual customer.

The Company reported net sales in the following categories (in thousands of dollars):

                                                         For the Quarter Ended:       For the Six Months Ended:
                                                     July 1, 2001    July 2, 2000   July 1, 2001   July 2, 2000
                                                     ------------    ------------   ------------   ------------
Disposables and accessories                              $1,307         $1,373         $2,510         $2,720
Laser system sales and related maintenance                  323            205            497            564
Surgical services                                         1,055            444          1,949            575
                                                         ------         ------         ------         ------
Total net sales                                          $2,685         $2,022         $4,956         $3,859
                                                         ======         ======         ======         ======


For the quarters and six months ended July 1, 2001 and July 2, 2000, there were no material net sales attributed to an individual foreign country. Net sales by geographic area were as follows (in thousands of dollars):

                                                         For the Quarter Ended:      For the Six Months Ended:
                                                     July 1, 2001    July 2, 2000   July 1, 2001   July 2, 2000
                                                     ------------    ------------   ------------   ------------
Domestic                                                 $2,168         $1,811         $4,183         $3,425
Foreign                                                     517            211            773            434
                                                         ------         ------         ------         ------
                                                         $2,685         $2,022         $4,956         $3,859
                                                         ======         ======         ======         ======

8.  Recent Accounting Pronouncements:

On July 20, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 141, Business Combinations, and SFAS 142, Goodwill and Intangible Assets. SFAS 141 is effective for all business combinations completed after June 30, 2001. SFAS 142 is effective for fiscal years beginning after December 15, 2001; however, certain provisions of this Statement apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of SFAS 142. Major provisions of these Statements and their effective dates for the Company are as follows:

     all business combinations initiated after June 30, 2001 must use the purchase method of accounting. The pooling of interest method of accounting is prohibited except for transactions initiated before July 1, 2001.

     intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability.

     goodwill, as well as intangible assets with indefinite lives, acquired after June 30, 2001, will not be amortized. Effective January 1, 2002, all previously recognized goodwill and intangible assets with indefinite lives will no longer be subject to amortization.

     effective January 1, 2002, goodwill and intangible assets with indefinite lives will be tested for impairment annually and whenever there is an impairment indicator.

     all acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting.

The Company will continue to amortize goodwill recognized prior to July 1, 2001, under its current method until January 1, 2002, at which time annual and quarterly goodwill amortization of $32,352 and $8,088 will no longer be recognized. By December 31, 2002 the Company will have completed a transitional fair value based impairment test of goodwill as of January 1, 2002. Impairment losses, if any, resulting from the transitional testing will be recognized in the quarter ended March 31, 2002, as a cumulative effect of a change in accounting principle.

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

The Company's growth strategy includes a continued emphasis on identifying surgical procedures that benefit from the precision and hemostatic capabilities of the Company's proprietary technology coupled with the development and sourcing of products that provide the opportunity to expand the Company's surgical service offerings.

The Company expanded its surgical service offerings in June 2000 through the acquisition of SIS. SIS provides surgical services utilizing a variety of laser technologies to its customer base located mainly in the southeastern United States.

RESULTS OF OPERATIONS

The Company's net sales are generated primarily by three sources: sales of Contact Laser Delivery Systems and related accessories; sales of Nd:YAG Laser Systems, LaserPro CTH holmium laser systems and related maintenance; and the provision of surgical services. The U.S. market is serviced predominantly by a direct sales force, while sales outside the United States are derived through a network of distributors. Net sales for the quarter ended July 1, 2001 of $2,685,000 increased $663,000 or 33% from the comparable period in 2000. Net sales for the six months ended July 1, 2001 of $4,956,000 increased $1,097,000 or 28% from the comparable period in 2000.

Net sales of disposables and related accessories were $1,307,000 or 49% of total net sales for the quarter ended July 1, 2001. This represented a decrease of $66,000 or 5% compared to net sales of disposables and related accessories of $1,373,000 for the quarter ended July 2, 2000. Net sales of disposables and related accessories were $2,510,000 or 51% of total net sales for the six months ended July 1, 2001. This represented a decrease of $210,000 or 8% compared to net sales of disposables and related accessories of $2,720,000 for the six months ended July 2, 2000. These decreases were due to a decrease in sales of non-laser disposable products and the lower level of Contact Laser Delivery System sales in the U.S. markets, offset in part by higher level sales in international markets.

Net sales of laser systems and related maintenance, which comprised 12% of total net sales for the quarter ended July 1, 2001, increased $118,000 or 58% from the quarter ended July 2, 2000. The increase was due to the initial sales of SLT's new holmium laser, the LaserPro CTH, whose development was finalized during the second quarter of 2001. Net sales of laser systems and related maintenance, which comprised 10% of total net sales for the six months ended July 1, 2001, decreased $67,000 or 12% from the six months ended July 2, 2000. This decrease was caused primarily by a reduction in service revenue.

The Company provides per-procedure surgical services for customers which include access to a laser system and related disposables as well as a technician. Prior to the acquisition of SIS in June 2000, the Company offered the use of its proprietary Nd:YAG laser system in the provision of surgical services. With the acquisition of SIS, the Company now has access to several different types of lasers, significantly expanding the types of surgical procedures that can be performed through its services. Surgical services revenue was $1,055,000 in the second quarter of 2001 or 39% of total net sales. This represented an increase of $611,000 or 138% compared to the second quarter of 2000. Surgical services revenue was $1,949,000 for the six months ended July 1, 2001 or 39% of total net sales. This represented an increase of $1,374,000 or 239% compared to the six months ended July 2, 2000. These increases were the result of the acquisition of SIS in June 2000; only one month's revenue for SIS was included in the second quarter and six months ended July 2, 2000.

Gross profits of $1,423,000 for the quarter ended July 1, 2001 increased $360,000 or 34% from the second quarter of 2000. As a percentage of net sales, gross profit was 53% in the quarters ended July 1, 2001 and July 2, 2000. Gross profits of $2,514,000 for the six months ended July 1, 2001 increased $386,000 or 18% from the six months ended July 2, 2000. As a percentage of net sales, gross profit of 51% for the six months ended July 1, 2001 declined 4% when compared to a gross profit percentage for the six months ended July 2, 2000 of 55%. This decline was due principally to the impact of the acquisition of SIS.

Operating expenses for the second quarter of 2001 of $1,380,000 increased by $332,000 or 32% from the second quarter of 2000. Operating expenses for the first six months of 2001 of $2,686,000 increased by $612,000 or 30% from the first six months of 2000. These increases were primarily attributable to the addition of the operating expenses of SIS as a result of the acquisition in June 2000.

Selling, general and administrative expenses of $1,224,000 in the second quarter of 2001 increased $340,000 or 38% from the comparable prior year period. Selling, general and administrative expenses of $2,383,000 for the six months ended July 1, 2001 increased by $619,000 or 35% from the comparable prior year period. These increases were primarily attributable to selling expenses of the acquired SIS business. Also included in the selling, general and administrative expenses for the quarter and six months ended July 1, 2001 was a recovery of bad debt of $30,000 and $85,000, respectively, related to notes receivable with former customers.

Product development expenses of $156,000 and $303,000 in the quarter and six months ended July 1, 2001, respectively, were consistent with the comparable periods in 2000.

Interest expense of $46,000 for the second quarter of 2001 was $29,000 or 171% higher than in the second quarter of 2000. Interest expense of $93,000 for the six months ended July 1, 2001 was $67,000 or 258% higher from the comparable prior year period. These increases were due to the interest expense on the Company's outstanding credit facility obligations, for which there was only one month comparable expense in the quarter and six months ended July 2, 2000.

Interest income of $39,000 and $86,000 for the quarter and six months ended July 1, 2001 declined $5,000 and $15,000, respectively, from the quarter and six months ended July 2, 2000 due to the lower levels of cash, cash equivalents and short-term investments.

LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents and short-term investments at July 1, 2001 were $2,172,000, a decrease of $228,000 from the December 31, 2000 balance of $2,400,000. The Company invests its excess cash in high-quality, liquid, short-term investments.

Concurrent with the SIS acquisition, SLT obtained a $3 million credit facility from a bank to replace the term debt of SIS. This $3 million credit facility has a commitment term of three years expiring June 2003, permits deferment of principal payments until the end of the commitment term, and is secured by SLT's business assets, including collateralization of $2 million of SLT's cash, cash equivalents and short-term investments. The credit facility has an interest rate of floating LIBOR plus 2.25% (5.99% at July 1, 2001) and is subject to certain covenants. At July 1, 2001, SLT had $2,653,000 in outstanding obligations and $347,000 remaining available under the credit facility.

Net cash used in operating activities was $361,000 for the first six months of 2001 compared to cash provided by operating activities of $11,000 in the comparable period in 2000. The comparative decrease was due primarily to an increase in inventory of $609,000 due primarily to the laser inventory build that followed development of the Company's LaserPro CTH holmium laser. This increase was partially offset by an increase in accounts payable of $305,000 related to those inventory purchases.

Net cash used in investing activities was $556,000 for the first six months of 2001, compared to cash provided by investing activities of $936,000 for the six months of 2000. The decrease in cash provided by investing activities was due principally to the purchase of short-term investments of $425,000 for the first six months of 2001 as compared to sales of short-term investments of $1,297,000 for the first six months of 2000. The sales of short-term investments in 2000 were offset, in part, by SIS acquisition costs of $325,000.

Net cash provided by financing activities was $274,000 for the first six months of 2001 compared to cash used in financing activities of $131,000 for the first six months of 2000. The increase was due to net advances on the line of credit for the six months of 2001 of $338,000.

Management believes the Company's current cash position and cash flows from operations and availability under its credit facility will be sufficient to fund operations and meet commitments for long-term debt, other commitments and contingencies and capital expenditures.

Management believes that inflation has not had a material effect on operations for the periods presented.

RISK FACTORS

For information regarding certain risk factors that could cause actual results to differ materially from those suggested in forward-looking statements contained herein or otherwise made from time to time by the Company, reference is made to the Company's Form 10-K, Item 7, "Risk Factors," for the fiscal year ended December 31, 2000, which is incorporated herein by reference. The risk factors described in such report continue to be applicable at July 1, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          SURGICAL LASER TECHNOLOGIES, INC.


Date: August 14, 2001                      By:  /s/ Davis Woodward
                                             --------------------

                                             Davis Woodward
                                             Vice President, Finance and
                                             Chief Financial Officer

                                             Signing on behalf of the Company
                                             and as principal financial officer.