Form 10-Q
period 2001-09-30
SURGICAL LASER TECHNOLOGIES INC /DE/
filed 2001-11-13
CIK 854099

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001
                                               ------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the transition period from        to
                                                   ------    -------

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes (X) No ( )


     On November 2, 2001 the registrant had outstanding 2,327,965 shares of Common Stock, $.0l par value.


                        SURGICAL LASER TECHNOLOGIES, INC.
                                AND SUBSIDIARIES



                                      INDEX
                                      -----


PART I. FINANCIAL INFORMATION:                                                              PAGE
------------------------------                                                              ----

     ITEM 1. Financial Statements:

     a.   Condensed Consolidated Balance Sheets
          September 30, 2001 (unaudited) and December 31, 2000                                3

     b.   Condensed Consolidated Statements of Operations and Other
          Comprehensive Income (unaudited) for the quarters ended September 30,
          2001 and October 1, 2000                                                            4

     c.   Condensed Consolidated Statements of Operations and Other
          Comprehensive Income (Loss) (unaudited) for the nine months ended
          September 30, 2001 and October 1, 2000                                              5

     d.   Condensed Consolidated Statements of Cash Flows (unaudited) for the
          nine months ended September 30, 2001 and October 1, 2000                            6

     e.   Notes to Condensed Consolidated Financial Statements (unaudited)                    7

     ITEM 2. Management's Discussion and Analysis of
             Financial Condition and Results of Operations                                   10

PART II.  OTHER INFORMATION:
----------------------------

     ITEM 4. Submission of Matters to a Vote of Security Holders                             13
     ITEM 5. Other Information                                                               13
     SIGNATURES                                                                              14


                          PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements


                        SURGICAL LASER TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except par value)
                                                                      Sept. 30, 2001     Dec. 31, 2000
                                                                       (unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                                                     $219              $702
  Short-term investments                                                       1,848             1,698
  Accounts receivable, net of allowance for doubtful
     accounts of $422 and $487                                                 2,128             1,825
  Inventories                                                                  3,014             2,182
  Other                                                                          295               230
                                                                     ----------------------------------
     Total current assets                                                      7,504             6,637

Property and equipment, net                                                    3,099             3,186
Patents and licensed technology, net                                             364               433
Goodwill, net                                                                    607               632
Other assets                                                                      65                45
                                                                     ----------------------------------
     Total assets                                                            $11,639           $10,933
                                                                     ==================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt                                             $148               $58
  Accounts payable                                                               809               376
  Accrued liabilities                                                            241               516
                                                                     ----------------------------------
     Total current liabilities                                                 1,198               950
                                                                     ----------------------------------

Long-term debt                                                                 2,945             2,300

Stockholders' equity:
  Common stock, $.01 par value, 30,000 shares authorized,
     2,328 shares issued and outstanding                                          23                23
  Additional paid-in capital                                                  33,716            33,716
  Accumulated deficit                                                        (26,257)          (26,080)
  Accumulated other comprehensive income                                          14                24
                                                                     ----------------------------------
     Total stockholders' equity                                                7,496             7,683
                                                                     ----------------------------------
     Total liabilities and stockholders' equity                              $11,639           $10,933
                                                                     ==================================


The accompanying notes are an integral part of these condensed consolidated financial statements.


                        SURGICAL LASER TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (In thousands, except per share data)


                                                                            For the Quarter Ended:
                                                                      Sept. 30, 2001      Oct. 1, 2000
Net sales                                                                     $2,795            $2,513
Cost of sales                                                                  1,471             1,088
                                                                     ----------------------------------
Gross profit                                                                   1,324             1,425
                                                                     ----------------------------------

Operating expenses:
  Selling, general and administrative                                          1,151             1,168
  Product development                                                            141               186
                                                                     ----------------------------------
                                                                               1,292             1,354
                                                                     ----------------------------------

Operating income                                                                  32                71

Interest expense                                                                  43                51
Interest income                                                                  (13)              (41)
                                                                     ----------------------------------
Net income                                                                        $2               $61
                                                                     ==================================

Basic and diluted net income per share                                         $0.00             $0.03
                                                                     ==================================

Shares used in calculating basic net income per share                          2,328             2,328
Shares used in calculating diluted net income per share                        2,328             2,354
                                                                     ==================================




                        SURGICAL LASER TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED STATEMENTS OF
                     OTHER COMPREHENSIVE INCOME (UNAUDITED)
                                 (In thousands)

                                                                            For the Quarter Ended:
                                                                      Sept. 30, 2001      Oct. 1, 2000
Net income                                                                        $2               $61
Other comprehensive income:
   Unrealized securities gains arising during period                               8                --
   Less: reclassification for gains included in net income                        (7)               --
                                                                     ----------------------------------
Increase in accumulated other comprehensive income                                 1                --
                                                                     ----------------------------------
Total comprehensive income                                                        $3               $61
                                                                     ==================================



The accompanying notes are an integral part of these condensed consolidated financial statements.


                        SURGICAL LASER TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (In thousands, except per share data)


                                                                         For the Nine Months Ended:
                                                                      Sept. 30, 2001      Oct. 1, 2000

Net sales                                                                     $7,751            $6,372
Cost of sales                                                                  3,913             2,819
                                                                     ----------------------------------
Gross profit                                                                   3,838             3,553
                                                                     ----------------------------------

Operating expenses:
  Selling, general and administrative                                          3,534             2,932
  Product development                                                            444               496
                                                                     ----------------------------------
                                                                               3,978             3,428
                                                                     ----------------------------------

Operating income (loss)                                                         (140)              125

Interest expense                                                                 136                78
Interest income                                                                  (99)             (143)
                                                                     ----------------------------------
Net income (loss)                                                              ($177)             $190
                                                                     ==================================

Basic and diluted net income (loss) per share                                 ($0.08)            $0.09
                                                                     ==================================

Shares used in calculating basic net income (loss) per share                   2,328             2,135
Shares used in calculating diluted net income (loss) per share                 2,328             2,185
                                                                     ==================================



                        SURGICAL LASER TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED STATEMENTS OF
                  OTHER COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
                                 (In thousands)

                                                                         For the Nine Months Ended:
                                                                      Sept. 30, 2001      Oct. 1, 2000

Net income (loss)                                                              ($177)             $190
Other comprehensive income:
   Unrealized securities gains arising during period                              16                --
   Less: reclassification for gains included in net income (loss)                (26)               --
                                                                     ----------------------------------
Decrease in accumulated other comprehensive income                               (10)               --
                                                                     ----------------------------------
Total comprehensive income (loss)                                              ($187)             $190
                                                                     ==================================


The accompanying notes are an integral part of these condensed consolidated financial statements.


                        SURGICAL LASER TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (In thousands)

                                                                          For the Nine Months Ended:
                                                                      Sept. 30, 2001      Oct. 1, 2000

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                            ($177)             $190
  Adjustments to reconcile net income (loss) to net cash
    used in operating activities:
     Depreciation and amortization                                               656               495
     Provision for bad debts                                                     (65)              (26)
     (Increase) decrease in assets, net of acquisition:
       Accounts receivable                                                      (238)              (80)
       Inventories                                                              (909)             (211)
       Other current assets                                                      (69)             (112)
       Other assets                                                              (33)               14
     Increase (decrease) in liabilities, net of acquisition:
       Accounts payable                                                          433              (362)
       Accrued liabilities                                                      (275)             (299)
                                                                     ----------------------------------
         Net cash used in operating activities                                  (677)             (391)
                                                                     ----------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  (Purchases) sales of short-term investments, net                              (159)            1,733
  Purchases of property and equipment                                           (141)             (212)
  Patent costs                                                                    (9)               (5)
  Acquisition costs                                                               --              (340)
                                                                     ----------------------------------
         Net cash provided by (used in) investing activities                    (309)            1,176
                                                                     ----------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on long-term debt                                                     (96)             (364)
  Net advances on line of credit                                                 599                --
                                                                     ----------------------------------
         Net cash provided by (used in) financing activities                     503              (364)
                                                                     ----------------------------------

Net increase (decrease) in cash and cash equivalents                            (483)              421

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                   702               277
                                                                     ----------------------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                        $219              $698
                                                                     ==================================


The accompanying notes are an integral part of these condensed consolidated financial statements.

                        SURGICAL LASER TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.   Basis of Presentation:

The condensed consolidated financial statements of the Company for the quarter and nine-month periods ended September 30, 2001 and October 1, 2000 have been prepared by the Company without audit by the Company's independent auditors. In the opinion of the Company's management, all adjustments necessary to present fairly the financial position, results of operations, and cash flows of the Company as of September 30, 2001 and October 1, 2000 and for the periods then ended have been made. Those adjustments consist only of normal and recurring adjustments. The condensed consolidated balance sheet of the Company as of December 31, 2000 has been derived from the audited consolidated balance sheet of the Company as of that date.

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

     Interim Financial Information:

While the Company believes that the disclosures presented are adequate to prevent misleading information, it is suggested that the unaudited condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes included in the Company's Form 10-K report for the fiscal year ended December 31, 2000, as filed with the Securities and Exchange Commission. Interim results for the quarter ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year.

2.   Supplemental Cash Flow Information:

There were no material income taxes paid for the nine months ended September 30, 2001 and October 1, 2000. Interest paid for the nine months ended September 30, 2001 and October 1, 2000 was $126,000 and $78,000, respectively. For the nine months ended September 30, 2001, non-cash investing and financing activities consisted of the reclassification of lasers to capital lease agreements for $149,000 and the purchase of vehicles in exchange for capital lease agreements for $81,000.

In June 2000, the Company acquired the assets of Surgical Innovations & Services, Inc. ("SIS") for $300,000 cash and 350,000 shares of the Company's common stock. In conjunction with the acquisition, liabilities were assumed as follows (in thousands of dollars):

         Fair value of assets acquired                        $3,809
         Cash payment to SIS shareholders                       (300)
         Other cash payments for acquisition costs               (40)
         Common stock issued                                    (686)
                                                          -----------
               Liabilities assumed                            $2,783
                                                          ===========


3.   Inventories:

Inventories are stated at the lower of cost (first-in, first-out basis) or market. Cost is determined at the latest cost for raw materials and at production cost (materials, labor and indirect manufacturing cost) for work-in-process and finished goods.

Inventories at September 30, 2001 and December 31, 2000 were as follows (in thousands of dollars)

                                             Sept. 30, 2001       Dec. 31, 2000
                                             --------------       -------------
     Raw material and work-in-process                $2,084              $1,300
     Finished goods                                     930                 882
     ---------------------------------------------------------------------------
                                                     $3,014              $2,182
     ===========================================================================


4.   Basic and Diluted Income (Loss) Per Share:

Basic and diluted income (loss) per share have been computed under the guidelines of Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings per Share" as follows (in thousands except for per share amounts):



                                            For the Quarter Ended                 For the Nine Months Ended
                                      Sept. 30, 2001       Oct. 1, 2000      Sept. 30, 2001          Oct. 1, 2000
                                      --------------       ------------      --------------          ------------
Basic EPS Calculation
   Net income (loss)                              $2                $61               ($177)                 $190
   Denominator:
      Common Stock Outstanding                 2,328              2,328               2,328                 2,135
                                  --------------------------------------------------------------------------------
   Basic EPS                                   $0.00              $0.03              ($0.08)                $0.09
                                  ================================================================================

Diluted EPS Calculation
   Net income (loss)                              $2                $61              ($177)                  $190
   Denominator:
      Common Stock Outstanding                 2,328              2,328               2,328                 2,135
      Common Stock Options                        --                 26                  --                    50
                                  --------------------------------------------------------------------------------
       Total Shares                            2,328              2,354               2,328                 2,185
                                  --------------------------------------------------------------------------------
   Diluted EPS                                 $0.00              $0.03             ($0.08)                 $0.09
                                  ================================================================================


For the quarter and nine months ended September 30, 2001, the Company had common stock options and warrants outstanding of 613,790. The common stock options and warrants outstanding were excluded from the calculation of diluted earnings per share because either those options' and warrants' exercise prices were greater than the average market price of the common stock or their inclusion would have had an anti-dilutive effect on earnings per share. For the quarter and the nine months ended October 1, 2000, the Company had common stock options and warrants outstanding of 518,000, of which 26,000 and 50,000 options were included in the calculation of diluted earnings per share, respectively. The remainder of the common stock options and warrants outstanding were excluded from the calculation of diluted earnings per share because those options' and warrants' exercise prices were greater than the average market price of the common stock.

5.   Bank Borrowings:

Concurrent with the acquisition of SIS, SLT obtained a $3 million credit facility from a bank to replace the term debt of SIS. The credit facility has a commitment term of three years expiring June 2003, permits deferment of principal payments until the end of the commitment term, and is secured by SLT's business assets, including collateralization of $2 million of SLT's cash and cash equivalents and short-term investments. The credit facility has an interest rate of either the 30, 60, 90, or 180 day LIBOR plus 2.25% and is subject to certain covenants which the Company was in compliance with during all periods presented. At. September 30, 2001, the rate on the credit facility was 5.28%. At September 30, 2001, SLT had $2,799,000 in outstanding obligations and $201,000 remaining available under the credit facility.

6.   Income Taxes:

In accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes", SLT has recorded no current provision for income taxes due to the availability of net operating loss carryforwards in the quarter ended September 30, 2001 and due to the loss incurred for the nine months ended September 30, 2001. SLT has recorded no benefit from the net loss inasmuch as any such benefit has been fully reserved due to uncertainties as to the realizability of such benefit based on SLT's historical results and the general market conditions which SLT continues to experience.

In the quarter and nine months ended October 1, 2000, SLT recorded no current provision due to the fact that the income for financial accounting purposes in the quarter was negated by favorable temporary differences realized in the same period. Changes in the deferred tax asset account were completely offset by changes in the tax valuation allowance.

7.   Business Segment and Geographic Data:

The Company is engaged primarily in one business segment: the design, development and manufacture of laser products and the marketing of those laser products as well as other instruments for medical applications. The Company markets its offering through traditional sales efforts as well as through the provision of fee-based surgical services. The Company's customers are primarily hospitals and surgery centers. For the quarters and nine months ended September 30, 2001 and October 1, 2000, the Company did not have material net sales to any individual customer.

The Company reported net sales in the following categories (in thousands of dollars):


                                                        For the Quarter Ended:               For the Nine Months Ended:
                                                   Sept. 30, 2001       Oct. 1, 2000      Sept. 30, 2001     Oct. 1, 2000
                                                   --------------       ------------      --------------     ------------
Disposables and accessories                                $1,186             $1,287              $3,696           $4,007
Laser system sales and related maintenance                    617                393               1,114              957
Surgical services                                             992                833               2,941            1,408
--------------------------------------------------------------------------------------------------------------------------
Total net sales                                            $2,795             $2,513              $7,751           $6,372
==========================================================================================================================


For the quarters and nine months ended September 30, 2001 and October 1, 2000, there were no material net sales attributed to an individual foreign country. Net sales by geographic area were as follows (in thousands of dollars):


                                          For the Quarter Ended:                      For the Nine Months Ended:
                                 Sept. 30, 2001            Oct. 1, 2000         Sept. 30, 2001           Oct. 1, 2000
                                 --------------            ------------         --------------           ------------
Domestic                                 $2,415                  $2,212                 $6,598                 $5,637
Foreign                                     380                     301                  1,153                    735
----------------------------------------------------------------------------------------------------------------------
                                         $2,795                  $2,513                 $7,751                 $6,372
======================================================================================================================


8.   Recent Accounting Pronouncements:

On July 20, 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Intangible Assets". SFAS No. 141 is effective for all business combinations completed after June 30, 2001. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001; however, certain provisions of this Statement apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of SFAS No. 142. Major provisions of these Statements and their effective dates for the Company are as follows:

o all business combinations initiated after June 30, 2001 must use the purchase method of accounting. The pooling of interest method of accounting is prohibited except for transactions initiated before July 1, 2001.

o intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability.

o goodwill, as well as intangible assets with indefinite lives, acquired after June 30, 2001, will not be amortized. Effective January 1, 2002, all previously recognized goodwill and intangible assets with indefinite lives will no longer be subject to amortization.

o effective January 1, 2002, goodwill and intangible assets with indefinite lives will be tested for impairment annually and whenever there is an impairment indicator.

o all acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting.

The Company will continue to amortize goodwill recognized prior to July 1, 2001, under its current method until January 1, 2002, at which time annual and quarterly goodwill amortization of $32,352 and $8,088 will no longer be recognized. By December 31, 2002 the Company will have completed a transitional, fair-value-based impairment test of goodwill as of January 1, 2002. Impairment losses, if any, resulting from the transitional testing will be recognized in 2002, as a cumulative effect of a change in accounting principle.

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

RESULTS OF OPERATIONS

The Company's net sales are generated primarily by three sources: sales of Contact Laser Delivery Systems and related accessories; sales of Nd:YAG and CTH holmium laser systems and related maintenance; and the provision of surgical services. The U.S. market is serviced predominantly by a direct sales force, while sales outside the United States are derived through a network of distributors. Net sales for the quarter ended September 30, 2001 of $2,795,000 increased $282,000 or 11% from the comparable period in 2000. Net sales for the nine months ended September 30, 2001 of $7,751,000 increased $1,379,000 or 22% from the comparable period in 2000.

Net sales of Contact Laser Delivery Systems and related accessories were $1,186,000 or 42% of total net sales for the quarter ended September 30, 2001. This represented a decrease of $101,000 or 8% compared to net sales of Contact Laser Delivery Systems and related accessories of $1,287,000 for the quarter ended October 1, 2000. Net sales of Contact Laser Delivery Systems and related accessories were $3,696,000 or 48% of total net sales for the nine months ended September 30, 2001. This represented a decrease of $311,000 or 8% compared to net sales of Contact Laser Delivery Systems and related accessories of $4,007,000 for the nine months ended October 1, 2000. These decreases were due to a decline in sales of non-laser disposable products and the lower level of Contact Laser Delivery System sales in the U.S. markets, offset in part by higher sales in international markets.

Net sales of laser systems and related maintenance, which comprised 22% of total net sales for the quarter ended September 30, 2001, increased $224,000 or 57% from the quarter ended October 1, 2000. Net sales of laser systems and related maintenance, which comprised 14% of total net sales for the nine months ended September 30, 2001, increased $157,000 or 16% from the nine months ended October 1, 2000. These increases were attributable to an increase in the average selling price for both domestic and international sales and to the June 2001 introduction of the CTH Holmium laser systems which led to an overall increase in the number of laser system sales.

The Company provides per-procedure surgical services for customers which include access to laser systems and related disposables as well as a technician. Prior to the acquisition of SIS in June 2000, the Company offered the use of its proprietary Nd:YAG laser system in the provision of surgical services. With the acquisition of SIS, the Company now has access to several different types of lasers, significantly expanding the types of surgical procedures that can be performed through its services. Surgical services revenue was $992,000 in the third quarter of 2001 or 35% of total net sales. This represented an increase of $159,000 or 19% compared to the third quarter of 2000. This increase was due to an increase in new surgical service contracts. Surgical services revenue was $2,941,000 for the nine months ended September 30, 2001 or 38% of total net sales. This represented an increase of $1,533,000 or 109% compared to the nine months ended October 1, 2000. This increase was the result of the acquisition of SIS in June 2000, with only four months' revenue for SIS included in the nine months ended October 1, 2000.

Gross profit of $1,324,000 for the quarter ended September 30, 2001 decreased $101,000 or 7% from the third quarter of 2000. As a percentage of net sales, gross profit was 47% in the quarter ended September 30, 2001 and 57% in the quarter ended October 1, 2000. Gross profit of $3,838,000 for the nine months ended September 30, 2001 increased $285,000 or 8% from the nine months ended October 1, 2000. As a percentage of net sales, gross profit of 50% for the nine months ended September 30, 2001 declined 6% when compared to a gross profit percentage for the nine months ended October 1, 2000 of 56%. These declines were attributable to two main factors. A change in sales mix, which had an unfavorable impact in both the quarter and nine months ended September 30, 2001 and to an increase in surgical service expenses due to geographic expansion.

Operating expenses for the third quarter of 2001 of $1,292,000 decreased by $62,000 or 5% from the third quarter of 2000. Operating expenses for the first nine months of 2001 of $3,978,000 increased by $550,000 or 16% from the first nine months of 2000. This increase was primarily attributable to the addition of the operating expenses of SIS as a result of the acquisition in June 2000.

Selling, general and administrative expenses of $1,151,000 in the third quarter of 2001 were relatively consistent with the comparable prior year period of $1,168,000. Selling, general and administrative expenses of $3,534,000 for the nine months ended September 30, 2001 increased by $602,000 or 21% from the comparable prior year period. This increase was primarily attributable to selling expenses of the acquired SIS business. Also included in the selling, general and administrative expenses for the quarter and nine months ended September 30, 2001 was a recovery of bad debt of $40,000 and $125,000, respectively, related to notes receivable from former customers. A similar recovery of bad debt was recorded for the quarter and nine months ended October 1, 2000 of $80,000 and $110,000, respectively.

Product development expenses of $141,000 in the third quarter of 2001 decreased $45,000 or 24% from the third quarter of 2000. Product development expenses of $444,000 for the nine months ended September 30, 2001 decreased $52,000 or 11% from the nine months ended October 1, 2000. This decline was attributable to lower outside consulting costs for new product development.

Interest expense of $43,000 for the third quarter of 2001 was $8,000 or 16% lower than in the third quarter of 2000. This decrease was due to decreasing interest rates. Interest expense of $136,000 for the nine months ended

September 30, 2001 was $58,000 or 74% higher than the comparable prior year period. This increase was due to interest expense on the Company's outstanding credit facility obligations, entered into concurrent with the acquisition of SIS in June 2000.

Interest income of $13,000 and $99,000 for the quarter and nine months ended September 30, 2001 declined $28,000 and $44,000, respectively, from the quarter and nine months ended October 1, 2000 due to the lower levels of cash, cash equivalents and short-term investments and due to declining interest rates earned on investments.

LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents and short-term investments at September 30, 2001 were $2,067,000, a decrease of $333,000 from the December 31, 2000 balance of $2,400,000. The Company invests its excess cash in high-quality, liquid, short-term investments.

Concurrent with the SIS acquisition, SLT obtained a $3 million credit facility from a bank to replace the term debt of SIS. The credit facility has a commitment term of three years expiring June 2003, permits deferment of principal payments until the end of the commitment term, and is secured by SLT's business assets, including collateralization of $2 million of SLT's cash, cash equivalents and short-term investments. The credit facility has an interest rate of either the 30, 60, 90, or 180 day LIBOR plus 2.25% and is subject to certain covenants. At September 30, 2001, the rate on the credit facility was 5.25%. At September 30, 2001, SLT had $2,799,000 in outstanding obligations and $201,000 remaining available under the credit facility.

Net cash used in operating activities was $677,000 for the first nine months of 2001 compared to cash used in operating activities of $391,000 in the comparable period in 2000. The comparative increase in cash used in operating activities was due primarily to an increase in inventory of $909,000 resulting primarily from the laser inventory build that followed development of the Company's LaserPro CTH holmium laser, partially offset by an increase in accounts payable of $433,000 related to those inventory purchases.

Net cash used in investing activities was $309,000 for the first nine months of 2001, compared to cash provided by investing activities of $1,176,000 for the nine months of 2000. The decrease in cash provided by investing activities was due principally to the purchase of short-term investments of $159,000 for the first nine months of 2001 as compared to sales of short-term investments of $1,733,000 for the first nine months of 2000. The sales of short-term investments in 2000 were offset, in part, by SIS acquisition costs of $340,000.

Net cash provided by financing activities was $503,000 for the first nine months of 2001 compared to cash used in financing activities of $364,000 for the first nine months of 2000. The increase was due to net advances on the line of credit for the first nine months of 2001 of $599,000.

Management believes the Company's current cash position and cash flows from operations and availability under its credit facility will be sufficient to fund operations and meet commitments for long-term debt, other commitments and contingencies and capital expenditures.

Management believes that inflation has not had a material effect on operations for the periods presented.

RISK FACTORS

For information regarding certain risk factors that could cause actual results to differ materially from those suggested in forward-looking statements contained herein or otherwise made from time to time by the Company, reference is made to the Company's Form 10-K, Item 7, "Risk Factors," for the fiscal year ended December 31, 2000, which is incorporated herein by reference. The risk factors described in such report continue to be applicable at September 30, 2001.

                           PART II. OTHER INFORMATION


ITEM 4. Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Stockholders on July 17, 2001. Sheldon M. Bonovitz, Richard J. DePiano, Jay L. Federman, James Lee Stafford and Michael R. Stewart, the director nominees set forth in the Notice of Annual Meeting, were elected to serve as directors. The following table provides the details of the votes cast for each director nominee.

Nominee                             Votes For                 Withhold Authority
-------                             ---------                 ------------------
Sheldon M. Bonovitz                 1,643,849                      255,088
Richard J. DePiano                  1,643,889                      255,048
Jay L. Federman                     1,643,889                      255,048
James Lee Stafford                  1,643,829                      255,108
Michael R. Stewart                  1,643,889                      255,048

The stockholders ratified the appointment of Grant Thornton LLP to serve as the Company's independent accountants for the fiscal year ending December 30, 2001, with 1,879,616 votes favoring ratification, 8,144 votes opposing and 11,177 votes abstaining.

ITEM 5. Other Information

Proposals of stockholders of the Company which are intended to be presented by such stockholders at the 2002 Annual Meeting of Stockholders, which is scheduled for July 16, 2002, must be received by the Company no later than February 14, 2002 in order that they may be included, subject to compliance with applicable federal securities laws and regulations, in the proxy statement and form of proxy relating to that meeting.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         SURGICAL LASER TECHNOLOGIES, INC.


Date: November 12, 2001                  By:  /s/ Davis Woodward
                                            --------------------

                                            Davis Woodward
                                            Vice President, Finance and
                                            Chief Financial Officer

                                            Signing on behalf of the Company
                                            and as principal financial officer.