Form 10-K
period 2001-12-30
SURGICAL LASER TECHNOLOGIES INC /DE/
filed 2002-03-29
CIK 854099

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 30, 2001.

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.(X)

As of March 14, 2002, the aggregate market value of the voting common equity of Registrant held by non-affiliates was approximately $2,567,446. Registrant has no authorized non-voting common equity.

On March 14, 2002 Registrant had outstanding 2,327,965 shares of Common Stock, $.01 par value.

                                     PART I
                                     ------

ITEM 1.       BUSINESS.
-------       ---------

(A) GENERAL DEVELOPMENT OF BUSINESS.

Surgical Laser Technologies, Inc. was incorporated in December 1983 under the laws of the State of Delaware. Our principal offices are located at 147 Keystone Drive, Montgomeryville, Pennsylvania 18936-9638, and our telephone number is
(215) 619-3600.

We develop, manufacture and sell proprietary laser systems for both contact and non-contact surgery. We also deliver turn-key surgical services which include the provision of technicians, capital equipment and disposable and reusable products for specific surgical procedures. We provide our surgical services under both contractual agreements and non-contracted arrangements. We charge all of our surgical services customers for the services we provide on a per-procedure basis. We also supplement our sales of laser systems and surgical services with several non-laser product offerings.

Our growth strategy includes a continued emphasis on identifying surgical procedures that benefit from the precision and hemostatic capabilities of our proprietary technology coupled with the development and sourcing of products that provide the opportunity to expand our resources through traditional advertising channels as well as through the provisions of fee based surgical services.

In June 2000, we expanded our surgical services offerings through the acquisition of Surgical Innovations & Services, Inc. ("SIS"). SIS provides surgical services utilizing a variety of laser technologies to its customer base located mainly in the southeastern United States. During 2001, we expanded the SIS geographic territories to include New Orleans, LA, Augusta, GA, Milwaukee, WI, Washington DC, and Baltimore, MD.

During 2001, we introduced the LaserPro(R) CTH holmium laser, a versatile and compact holmium laser for primary use in lithotripsy as well as a broad range of other surgical applications. We also introduced a line of laser delivery systems to be used with the holmium laser. We began distributing the LaserPro(R) CTH holmium laser in June 2001 through both traditional sales efforts as well as through the SIS contract services offerings.

Our Contact Laser(TM) System, unlike conventional laser systems, enables the surgeon to use the laser instrument in direct contact with the tissue being treated, thereby significantly enhancing the ease of use and precision of laser surgery in many applications. Our Contact Laser was the first Contact Laser surgery system developed for commercial application, and we hold patent rights on the Wavelength Conversion(TM) effect technology which is the technological foundation for Contact Laser surgery. We believe that Contact Laser surgery represents a significant advancement in laser surgery.

Our Contact Laser(TM) System is comprised of a portable laser unit that delivers laser energy through Contact Laser Delivery Systems. Our current product line includes 4 portable laser units of various power levels and a family of over 100 Laser Probes, Laser Scalpels, fibers and handpieces that provide different Wavelength Conversion effect properties, power densities and configurations appropriate for cutting, coagulation or vaporization.

Our holmium laser system is comprised of a portable laser unit that delivers laser energy through fiber-optic laser delivery systems, which consist of flexible bare fibers of varying diameters.

In September, 2001, we entered into an exclusive supply agreement with Linvatec Corporation of Largo, Florida, whereby we will supply Linvatec with its requirements of our ClearESS suction-irrigation products for sale worldwide in ENT surgery. The term of the agreement is through 2004.

There were no other significant changes in our business during the fiscal year ended December 30, 2001.

(B) FINANCIAL INFORMATION ABOUT OPERATING  SEGMENTS.

We engage primarily in one operating segment: the design, development and manufacture of laser products and the marketing of those laser products as well as other instruments for medical applications. We market our offerings through traditional sales efforts as well as through the provision of fee based surgical services. See Note 15 of Notes to Consolidated Financial Statements for segment information.

(C)  NARRATIVE DESCRIPTION OF BUSINESS.

We primarily engage in the development, manufacture and sale of proprietary Contact and free-beam Laser Systems for surgery and in the provision of surgical services on a turn-key procedural basis. Our surgical services offerings were significantly expanded in June 2000 through the acquisition of SIS. Through the acquisition of SIS, we have expanded our surgical services offerings, which we previously limited to proprietary laser systems, to include the products of several other companies, broadening the scope of procedures to which we can provide support services. In conjunction with our primary products and services, we have entered and will continue to seek to enter into relationships with other companies to expand the use of our products and services, and will continue to seek to utilize our strengths in supplying other companies with products that draw on our expertise and competencies. During fiscal 2001, 2000 and 1999, total revenues from sales of our products and services were $10,012,000, $8,929,000 and $7,951,000, respectively.

During 2001, we introduced the LaserPro(R)CTH holmium laser, a versatile and compact holmium laser for lithotripsy as well as a broad range of other surgical applications. We also introduced a line of fiber-optic laser delivery systems to be used with the holmium laser.

We introduced Contact Laser surgery by combining proprietary Contact Laser Delivery Systems with an Nd:YAG laser unit to create a multi-specialty surgical instrument that can cut, coagulate or vaporize tissue. Our Contact Laser Delivery Systems can be used effectively with any wavelength of laser between 532nm and 1064nm, including the KTP laser (532nm), diode laser (various wavelengths) and Nd:YAG laser (1064nm).

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

With the use of our Contact Laser System, a precise temperature profile, or gradient, is created upon contact with the tissue by our Laser Probes and Laser Scalpels. It is the temperature that directly causes the therapeutic effect. If the temperature is sufficiently high, the tissue will be vaporized (turned from liquid or solid into gas), creating a precise surgical incision or excision. Lower temperatures coagulate tissue and thus control bleeding or destroy diseased tissue.

Our proprietary Contact Laser probe and scalpel surface treatments provide the ability to alter selectively the temperature profile of tissue, replicating the clinical effect of many different types of lasers. We market these treatments under the trademark "Wavelength Conversion effect." In addition, Contact Laser surgery restores to the surgeon the advantages of tactile feedback lost with conventional lasers.

Our revenues are generated primarily by three sources: the sale of Contact Laser Delivery Systems and related accessories; the sale of Nd:YAG and CTH holmium laser units and related service; and the provision of surgical services. Our Contact Laser Delivery Systems consist of proprietary fiberoptic delivery systems which deliver the laser beam from our Nd:YAG laser unit via an optical fiber to the tissue, either directly or through a proprietary Laser Probe or Laser Scalpel. Our holmium laser delivery systems consist of fiber-optic delivery systems which deliver the laser beam from our CTH holmium laser unit to the surgical site.

DISPOSABLE FIBEROPTIC DELIVERY SYSTEMS. We have designed disposable optical quartz fibers to channel the laser beam from our laser unit to the fiber end, the Laser Probe or the Laser Scalpel or to one of 24 interchangeable, application-specific handpieces that hold the Laser Scalpel or Laser Probe. Many of these proprietary optical fibers and handpieces are intended for single use, while others are designed to be reusable, and range currently in list price from $150 to $1,040.

LASER PROBES AND LASER SCALPELS. Our proprietary Laser Probes and Laser Scalpels are made of either synthetic sapphire or fused silica and have high mechanical strength, high melting temperature and appropriate thermal conductivity. Most of these Laser Probes and Laser Scalpels use our patented Wavelength Conversion effect treatments. We offer more than 60 interchangeable Laser Probes and Laser Scalpels that provide different power densities through various geometric configurations appropriate for cutting, coagulation or vaporization. Our Laser Probes and Laser Scalpels are made with varying distal tip diameters and surface treatments, each with a different balance between cutting and coagulation, so that the instrument can be suited to the particular tissue effect desired. Additionally, we market side-firing and direct-firing free-beam laser probes. Instead of changing laser units, surgeons may choose a different Laser Probe or Laser Scalpel to perform a different procedure. The Laser Probes and Laser Scalpels are intended for limited reuse, and the list prices currently range from $415 to $545.

DISPOSABLE GAS OR FLUID CARTRIDGE SYSTEMS. Our proprietary cartridge system provides gas or fluid to cool the junction between the optical fiber and the Laser Scalpel or the Laser Probe. These cartridges are sterile and used in one set of procedures. The list price of these cartridges is currently $68.

REUSABLE LASER ASPIRATION HANDPIECES. Our reusable stainless steel handpieces are all used with interchangeable laser aspiration wands and flexible endoscopic fibers. These proprietary handpieces are intended for intra-nasal/endoscopic sinus and oropharyngeal procedures requiring smoke and/or fluid evacuation. Wands have a list price of $95, and the handpiece list prices currently range from $235 to $395.

LASER UNITS. We market the CLMD line of Nd:YAG laser units for use with our Contact Laser Delivery Systems. The line consists of 4 units: the CLMD 25-watts to tissue, on 110 volts; the CLMD 40-watts to tissue, on 110 volts; the CLMD Dual which operates up to 40-watts to tissue on 110 volts and up to 60-watts to tissue on 220 volts; and the CLMD 100-watts to tissue, on 220 volts. The laser units feature a modular design that allows the customer to upgrade from the 25-watt laser to the 40-watt or Dual laser and from the 40-watt laser to the Dual laser. This modularity provides the customer the flexibility and versatility to change its laser system easily to meet its changing surgery needs. Current list prices for the lasers are as follows: CLMD 25-watts, 110-volts - $55,000; CLMD 40-watts, 110-volts - $70,000; CLMD Dual - $85,000;
and CLMD 100 watts - $95,000. These prices include a one-year warranty.

We market the CTH holmium laser unit for use with fiber-optic laser delivery systems. The laser unit is 20-watts to tissue, and includes a variable speed foot pedal for improved control of energy. The current list price for the laser is $65,000, which includes a one-year warranty.

We manufacture virtually all of our laser systems and laser delivery systems (other than those manufactured by other companies that are utilized in the provision of surgical services) at our Montgomeryville, Pennsylvania facility. The raw materials we use are generally available in adequate supply. We obtain all of our partially finished Laser Probes and Laser Scalpels from three suppliers in the United States. We perform materials processing and final assembly on the Laser Probes and Laser Scalpels using proprietary and patented treatment processes. We also manufacture the fiberoptic delivery systems, with and without handpieces. A domestic supplier manufactures our sterile gas and fluid cartridge systems on an exclusive basis in accordance with our specifications.

SURGICAL SERVICES. We provide our customers with the ability to utilize our laser systems, as well as those of other companies, coupled with a technician on a per-procedure basis. We provide these services for a variety of surgical procedures utilizing various laser technologies. The per-procedure prices we charge for surgical services vary based on the surgical procedure performed and currently range from $100 to $3,500 per-procedure.

HANDHELD SINUS INSTRUMENTATION. We market a line of 27 precision thru-cutting instruments used for minimally invasive sinus surgery. The line includes instruments with cutting tips at several different angles to allow for convenient access to difficult-to-reach anatomy. The instruments' list prices range from $225 to $975.

IRRIGATION AND SUCTION SYSTEM. We manufacture ClearESS, which provides convenient and effective irrigation and suction to remove blood and debris for enhanced visualization during endoscopic sinus surgery. We supply this product to Linvatec Corporation, which has exclusive worldwide marketing rights.

MARKETING

We sell our products and services to hospitals and surgery centers, and to individual practitioners. We work closely with our customers to develop and supply innovative technologies that advance therapeutic benefit. We design our products and services to improve cost-effectiveness and enhance access to and ease of use of various technologies. Our marketing efforts include activities designed to educate physicians and nurses in the use of our products and services.

Our sales organization provides consultation and assistance to customers on the effective use of our products. The consultative sales effort varies depending on many factors, which include the nature of the specialty involved and complexity of the procedures. Maintaining this consultative effort allows us to develop a long-term relationship with our customers. The length of the sales cycle for a laser unit varies from one month to one year, with the average sale requiring approximately six months. The length of the sales cycle for the provision of services can range from immediate to several months depending on the services desired.

Our President and CEO and the President of SIS supervise our sales and marketing activities. The sale and post-sale support we provide includes region managers and clinical support specialists and marketing and technical personnel. We train the region managers and clinical support specialists in the utilization of our products and services, which allows them to provide clinical consultation regarding safety, efficacy and operating room procedures. Our marketing and technology personnel provide our link to the customer to create innovative solutions and identify new applications and product opportunities. In some areas of the United States, we use independent distributors, to provide this support.

CONTRACT DEVELOPMENT AND PRIVATE LABEL MANUFACTURING. In the past, we have augmented our sales to end-user customers by entering into specific contract development and private label manufacturing agreements with other companies. We expect to continue pursuing these efforts, which are designed to enhance our product strengths and capabilities.

INTERNATIONAL MARKETS. Internationally, we distribute our products through independent distributors. During 2001, 2000 and 1999, we marketed our products and services through these distributors in Canada and a number of other countries in Western Europe, the Middle East and the Far East.

RESEARCH AND DEVELOPMENT

We focus our research and product development efforts on tissue effect technologies that include laser and non-laser based technologies focused on improving our product and service offerings. Our technological capabilities are designed to be responsive to the surgeon's needs. We have the ability to respond to development requirements in the areas of optical/materials technology, laser and electrosurgical technology and mechanical and electronics technology. During 2001, 2000, and 1999, we spent $562,000, $651,000 and $741,000, respectively, on product development.

Our facility in Montgomeryville, Pennsylvania houses its product development activities. In addition to our internal product development programs, we work closely with medical centers, universities and other companies worldwide in an effort to develop additional products and applications.

We acquired our core Laser Probe and Laser Scalpel technology in 1985 in consideration for royalty payments on net sales of probes and scalpels. Our employees have developed our disposable fiberoptic delivery systems, with and without handpieces, the disposable gas and fluid cartridge systems, ceramic-enclosed probes, adjustable touch-control handpieces and ClearESS irrigation and suction system. An outside consultant developed our handheld sinus instrument line which a domestic supplier manufactures.

We continue to focus on developing new applications in minimally invasive and open surgery procedures where precision and hemostasis are critical to the procedure being performed and where our products and services can demonstrate distinct clinical advantages and cost-effectiveness relative to traditional surgical methods.

COMPETITION

We face substantial competition from other manufacturers of surgical systems, whose identity varies depending on the medical application for which the surgical system is being used, and from traditional surgical methods. Other companies are developing competitive surgical systems and related technologies. Many of these companies are substantially larger and have substantially greater resources than we do. These efforts could result in additional competitive pressures on our operations.

In addition, we face competition from other surgical services companies and from product manufacturers who may offer their products through a similar per-procedure method.

We face substantial competition from well-established manufacturers of non-laser products. These well-established companies have substantially greater resources than we do and could exert considerable competitive pressure on us.

We continue to be aware that some companies have introduced into the market concepts or products that draw on Contact Laser technology. However, we do not believe that such concepts or products have a significant impact on our sales.

Through our patented Contact Laser Delivery Systems, we are able to produce a wide range of temperature gradients which address a broad range of surgical procedures within multiple specialties. Our multiple specialty capability reduces a hospital's need to purchase several lasers to meet its specialists' varied requirements. These factors, coupled with the precision, hemostasis, tactile feedback and control that our Contact Laser Delivery Systems provide, are our primary competitive strengths. Our non-laser products employ novel features to differentiate them in the marketplace by facilitating surgical procedures. Several of these products have patent applications pending.

Our primary competitive strengths in surgical services are in the training we provide to our clinical service technicians, our adherence to quality standards and our ability to integrate products which we manufacture into the range of services we provide. These strengths allow us to provide multiple specialty capability on a cost-effective basis, which in turn reduces or eliminates a hospital's need to purchase laser systems, associated delivery systems and clinical support to meet its specialists' requirements.

FDA AND RELATED MATTERS

The FDA generally must approve the commercial sale of new medical devices. Before we can sell medical lasers for commercial use, we generally must file a pre-market notification pursuant to Section 510(k) of the Federal Food, Drug and Cosmetic Act, or the FDA must grant pre-market approval for a particular medical device.

The 510(k) notification filing must contain information that establishes that the device in question is substantially equivalent to devices on the market. We have received FDA clearance to commercially market our Contact Laser System, including the laser unit, Laser Probes and Laser Scalpels and Fiberoptic Delivery System, in a variety of surgical specialties and procedures in gynecology, gastroenterology, urology, pulmonology, general and plastic surgery, cardio-thoracic surgery, ENT surgery, ophthalmology, neurosurgery and head and neck surgery. The FDA granted these clearances under Section 510(k) on the basis of substantial equivalence to other laser or electrosurgical cutting devices that had received prior clearances or were otherwise permitted to be used in such areas.

We have also received FDA clearance under Section 510(k) to commercially market our holmium laser system, including the laser unit and fiberoptic delivery systems, in a variety of surgical specialties and procedures in urology, otorhinolarynogology, discectomy and percutaneous laser disc decompression.

We market several Class I products that do not require 510(k) clearance or pre-market approval. These products include certain ENT products, including handheld surgical instruments and suction/irrigation products.

We anticipate that most of our new products will also be eligible for the
Section 510(k) clearance, although some new products, such as products for which there are no or few substantially equivalent devices or uses, may be subject to the lengthier pre-market approval process. We cannot provide any assurance that the FDA will grant future clearances on a timely basis, if at all. Failure to obtain FDA clearance or extensive delay in the FDA clearance process for any new products which represent a significant development for us would likely have a material adverse effect on our business.

Following FDA clearance for commercial distribution, the primary form of government regulation of medical products is the Quality System Regulations for medical devices. These regulations, which the FDA administers, set forth requirements for the design, manufacture, storage, quality control procedures and installation of medical products for human use. In addition, there are a variety of registration and reporting requirements with which we must comply.

We are also subject to the regulations under the Radiation Control for Health and Safety Act (1968) of the Center for Devices and Radiological Health ("CDRH") of the FDA. These regulations require laser manufacturers to file new product and annual reports, to maintain quality control, product testing and sales records, to incorporate certain design and operating features in lasers sold to end-users and to certify and label each laser sold as belonging to one of four classes, based on the level of radiation from the laser that is accessible to users. Depending on the class of the product we must affix various warning labels and install specified protective devices. CDRH has the authority to seek fines and other remedies for violations of the regulatory requirements. To date, we have filed the documentation with CDRH for our laser products requiring such filing, and we have not experienced any difficulties or incurred significant costs in complying with such regulations.

Federal law requires Medicare to establish guidelines for hospital reimbursement based on patient diagnosis ("Diagnostic Related Group" or "DRG"). Once a diagnosis is made, the payment to the hospital is fixed irrespective of the length of the hospital stay, the method of treatment, the supplies used or the tests carried out. This provides the hospital with an incentive to adopt cost reduction methods. We believe that the Contact Laser System may reduce costs to hospitals by reducing length of stay due primarily to the reduced need for invasive surgery, general anesthesia or related medical treatments.

The FDA and other governmental agencies, both in the United States and in foreign countries, may adopt additional rules and regulations that may affect our operations and products.

PATENTS

Our patents offer significant protection to the differentiation of our Contact Laser Delivery Systems from competitors' products. We have sought and enjoy such protection principally in the United States. As of December 30, 2001, the U.S. Patent and Trademark Office had issued 18 patents to us. These patents generally expire 17 years from the following respective dates of issuance: September 15, 1987 (laser scalpels); April 12, 1988 (coatings); November 22, 1988 (two-piece disposable laser delivery system); April 18, 1989 (laser probes and scalpels); January 23, 1990 (supply system for sterile fluids and gases); January 23, 1990 (two-piece disposable laser delivery system); October 13, 1992 (unitary scalpel); June 22, 1993 (adjustable touch control hand-piece); January 10, 1995 (contact or insertion laser probe having wide angle radiation); May 16, 1995 (fused tip and fiber); May 28, 1996 (probe with inclusions); March 4, 1997 (surgical tool for use with Contact Laser); September 5, 1998 ( a continuation of surgical laser tool issued March 4, 1997); November 10, 1998 (laterally-emitting laser devices); August 31, 1999 (method of treating a body cavity issue using an endoscopic surgical laser); September 28, 1999 (photooptic breakdown probe); February 15, 2000 (laser catheter); and August 28, 2001 (multifit handpiece ClearESS). We have several other patents pending before the U.S. Patent and Trademark Office, as well as other patents and pending applications overseas.

We intend to continue our policy of defending vigorously the ownership and protection of our proprietary technology against significant encroachments. However, we cannot provide any assurance that such policy will be successful.

Many of our products and services are offered under trademarks and service marks, both registered and unregistered. We believe our trademarks encourage customer loyalty and aid in the differentiation of our products from competitors' products. Accordingly, we have registered 7 of our trademarks with the U.S. Patent and Trademark Office. We have also filed our intent to register other trademarks with the U.S. Patent and Trademark Office, principally in areas outside of Contact Laser surgery. We also have other trademark registrations issued or pending abroad.

EMPLOYEES

As of December 30, 2001, we had 89 employees of whom 52 worked in manufacturing, service and operations, 7 in research and product development, 16 in sales, marketing and customer service and 14 in general administration. Our employees are not represented by a union. We consider our relations with our employees to be good.

(D)  FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT
     SALES.

In addition to our domestic sales, we currently sell our products internationally through distributors in Canada, and a number of other countries in Western Europe, the Middle East and the Far East. During fiscal 2001, 2000 and 1999, domestic sales represented 87%, 89% and 89%, respectively, of our total sales. All export sales are transacted in U.S. currency.

ITEM 2.        PROPERTIES.
-------        -----------

We lease a 42,000 sq. ft. facility in Montgomeryville, Pennsylvania that houses all of our administrative and manufacturing operations. The term of the lease runs until July 2006. In addition to this facility, we also lease several offices throughout the southeastern United States. Our sales representatives use these offices to perform their sales and training responsibilities. With the exception of the Tuscaloosa, Alabama office, these offices consist of one-room offices under various operating leases. The Tuscaloosa, Alabama office is a 5,000 sq. ft. facility with a two year lease term expiring July 2002.

ITEM 3.        LEGAL PROCEEDINGS.
-------        ------------------

In June 1999 Zelda Williams named SIS as an additional defendant in an action in the Twelfth Judicial Circuit in and for Sarasota County, Florida. SIS had provided another manufacturer's laser system which a surgeon used to perform a procedure on Ms. Williams. SIS had also provided the technician who operated the laser under the surgeon's direction and supervision. Ms. Williams sued SIS, the laser manufacturer, the surgeon, his professional association and the hospital, alleging, among other charges, negligence in the performance of the surgical procedure. On February 5, 2002, the court granted SIS' motion for summary judgment, thus resolving the claim against SIS without any liability on SIS' part. The order granting summary judgment further provided that no party remaining in the action can present evidence or argument at trial calculated to assign fault or liability to SIS.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
-------       ----------------------------------------------------

Not applicable.

                                     PART II

ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
-------       -------------------------------------------------------------
MATTERS.
--------

Our Common Stock is quoted on the Nasdaq Stock Market under the symbol "SLTI." As of March 14, 2002, there were approximately 484 record holders of our Common Stock. On March 14, 2002, the closing price of our Common Stock on the Nasdaq Stock Market was $1.30 per share. The following table sets forth the high and low sales prices for our Common Stock for each quarterly period within the two most recent fiscal years.

2001                                                       High     Low
                                                           ----     ---
                  First Quarter                           $1.63    $1.06
                  Second Quarter                           1.38     1.04
                  Third Quarter                            1.59     1.01
                  Fourth Quarter                           1.50     1.10


2000                                                       High     Low
                                                           ----     ---
                  First Quarter                           $5.00    $1.63
                  Second Quarter                           3.00     1.81
                  Third Quarter                            2.75     1.63
                  Fourth Quarter                           1.97     1.06



We have never paid any cash dividends on our Common Stock and do not expect to pay cash dividends in the foreseeable future.

ITEM 6.      SELECTED CONSOLIDATED FINANCIAL DATA.
-------      -------------------------------------

The following table presents our consolidated financial data for the five years ended December 30, 2001. The selected financial data at December 30, 2001 and December 31, 2000 and for each of the three years in the period ended December 30, 2001 are derived from our financial statements that are included elsewhere in this report. Throughout this report, we sometimes refer to our fiscal years ended December 28, 1997, January 3, 1999, January 2, 2000, December 31, 2000 and December 30, 2001 as fiscal 1997, fiscal 1998, fiscal 1999, fiscal 2000 and fiscal 2001, respectively. The fiscal 2001 and fiscal 2000 financial statements have been audited by Grant Thornton LLP, independent certified public accountants, to the extent indicated in their report. The fiscal 1999 financial statements have been audited by Arthur Andersen, LLP, independent public accountants, to the extent indicated in their report. The selected financial data at January 2, 2000, January 3, 1999, and December 28, 1997, and for each of the two years in the period ended January 3, 1999, are derived from our audited financial statements that are not included herein. You should read this data in conjunction with our financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations," each included elsewhere in this report.

                                                                                    Fiscal
                                                                                    ------
                                                          2001          2000         1999            1998            1997
                                                        --------      --------     --------        --------        --------
                                                                         (IN THOUSANDS, EXCEPT PER SHARE)
STATEMENT OF OPERATIONS DATA:
Net sales                                               $ 10,012      $  8,929     $  7,951        $  9,393        $ 11,665
Gross profit                                               4,742         4,977        4,565           4,927           6,893
    Percentage of sales                                     47.4%         55.7%        57.4%           52.5%           59.1%

Selling, general and administrative expenses               4,714         4,159        4,427           5,944           6,613
Product development expenses                                 562           651          741           1,179             910
Non-recurring charges (income)                                --            --        1,440(1)          485(2)         (177)(3)
Operating income (loss)                                     (534)          167       (2,043)         (2,681)           (453)
Net income (loss)                                           (586)          241       (1,883)         (2,552)           (381)
Basic and diluted earnings (loss) per share(4)          ($  0.25)     $   0.11     ($  0.95)       ($  1.29)       ($  0.19)

Shares used in calculation of basic earnings
   (loss) per share                                        2,328         2,182        1,978           1,978           1,977
Shares used in calculation of diluted earnings
   (loss) per share                                        2,328         2,219        1,978           1,978           1,977

BALANCE SHEET DATA:
Cash, cash equivalents and short-term
   investments                                          $  2,016      $  2,400     $  3,749        $  6,023        $  6,549
Accounts receivable, net                                   1,824         1,825        1,210           1,437           1,925
Inventories                                                3,006         2,182        1,793           2,540           2,986
Total assets                                              11,465        10,933        8,020          16,648          19,996
Long-term debt                                             3,110         2,358          179           4,537           5,013
Convertible subordinated notes                                --            --           --           1,624           1,633
Stockholders' equity                                    $  7,093      $  7,683     $  6,722        $  8,594        $ 11,357
===============================================================================================================================

(1)      See Note 10 of Notes to Consolidated Financial Statements.
(2) Costs related to the sale of the former headquarters in Oaks, Pennsylvania.
(3) Net effect of a benefit of $1,000,000 from the settlement of litigation, offset in part by non-recurring facility-related costs.
(4) The inclusion of common share equivalents had an anti-dilutive or an immaterial effect when calculating diluted loss per share, and, as a result, diluted loss per share was equivalent to basic loss per share for each period presented.
No cash dividends were declared during any of the periods presented.
The accompanying Consolidated Financial Statements and Notes thereto are an integral part of this information.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------  ----------------------------------------------------------------
RESULTS OF OPERATIONS.
----------------------

ACQUISITION OF SURGICAL INNOVATIONS & SERVICES, INC.

On June 1, 2000, we acquired SIS, a closely held Alabama corporation that provides surgical services to hospitals and surgery centers in the southeastern United States. The acquisition of SIS significantly increased our sales presence in the southeastern United States and expanded our service offerings to include the provision of other companies' products for various types of surgical procedures.

We accounted for the acquisition using the purchase accounting method and have therefore included the results of operation of SIS from June 1, 2000 in the consolidated financial statements presented in Part II, Item 8, Financial Statements and Supplementary Data. As consideration for the SIS business, we paid $300,000 in cash and issued 350,000 shares of Common Stock to the stockholders of SIS. The purchase price also included approximately $2,702,000 of assumed liabilities, comprised of $2,323,000 in debt obligations and $379,000 in accounts payable and accrued liabilities.

We allocated the purchase price to acquired assets based on their fair values at the date of acquisition. We acquired assets valued at $3,193,000, primarily comprised of the following: $2,763,000 in property and equipment; $260,000 in accounts receivable; $107,000 in inventory; and $34,000 in other assets. The property and equipment we acquired included $2,523,000 of lasers used in providing the SIS rental services to customers. We allocated the excess of the purchase price over the fair value of the assets acquired of approximately $648,000 to goodwill.

NET SALES

We generate our net sales primarily from three sources: sales of Contact Laser Delivery Systems and related accessories; sales of Nd:YAG and CTH Holmium Laser Systems and related maintenance; and the provision of surgical services. We service the U.S. market predominantly with a direct sales force, while we derive sales outside the United States through a network of distributors. In fiscal 2001, total net sales of $10,012,000 increased $1,083,000, or 12% from fiscal 2000 sales of $8,929,000. The fiscal 2000 sales increased $978,000, or 12%, from fiscal 1999 sales of $7,951,000.

Net sales of Contact Laser Delivery Systems and related accessories were $4,666,000 or 47% of total net sales in fiscal 2001. This represented a decrease of $617,000 or 12% compared to fiscal 2000 net sales of $5,283,000. The decrease was due to the lower level of Contact Laser Delivery System sales primarily within the U.S. markets and a decrease in sales of non-laser disposables. Net sales of Contact Laser Delivery Systems and related accessories were 59% of total net sales in fiscal 2000 which represented a decrease of 11% or $627,000 compared to fiscal 1999 net sales of Contact Laser Delivery Systems and related accessories of $5,910,000. The decrease was due to the lower level of Contact Laser Delivery System sales primarily within the U.S. Urology market.

Net sales of laser systems and related maintenance, which comprised 14% of total net sales in fiscal 2001, decreased by 5% from fiscal 2000. The decline was due to a decrease in the service revenue and U.S. laser sales, offset in part by an increase in international laser sales. Net sales of laser systems and related maintenance, which comprised 16% of our net sales in fiscal 2000, increased by 5% from fiscal 1999. This increase was due to an increase in international laser sales, offset in part by decreases in U.S. laser sales and related service.

We provide per-procedure surgical services for customers which include access to a laser system and related disposables as well as a technician. Prior to the acquisition of SIS in June 2000, we offered the use of our proprietary Nd:YAG laser system in the provision of surgical services. With the acquisition of SIS, we have acquired several different types of lasers, significantly expanding the types of surgical procedures that can be performed through our services. Surgical services revenue was $3,975,000 in fiscal 2001 or 40% of total net sales. This represented an increase of $1,775,000 compared to fiscal 2000 surgical services revenue of $2,200,000. This increase was the result of a combination of new surgical service contracts and the acquisition of SIS in June 2000, with there being only seven months of revenue for SIS included in the fiscal 2000 financial statements. Surgical services revenue in fiscal 2000 was 25% of total net sales. This represented an increase of $1,543,000 compared to fiscal 1999 and was the result of the SIS acquisition in June 2000.

Our management will continue to invest in identifying surgical procedures that benefit from the precision and hemostatic capabilities of our proprietary technology and in the development and sourcing of products that provide the opportunity to expand our surgical service offerings.

GROSS PROFIT

Gross profit for fiscal 2001 decreased $235,000 or 5% from fiscal 2000. As a percentage of net sales, gross profit was 47% in fiscal 2001, a decrease from 56% in fiscal 2000. These declines were attributable to two main factors: a change in sales mix, which had an unfavorable impact in fiscal 2001, and an increase in surgical service expenses due to the SIS acquisition, including its geographical expansion in fiscal 2001.

Gross profit for fiscal 2000 increased $412,000 or 9% from fiscal 1999. As a percentage of net sales, gross profit was 56% in 2000, a decrease from 57% in fiscal 1999. The decrease in gross profit as a percentage of net sales resulted from lower percentage margins from the acquired SIS business, offset in part by lower reserves required for laser inventories due to increased production.

OPERATING EXPENSES

Operating expenses for fiscal 2001 were $5,276,000, an increase of $466,000 or 10% as compared to the fiscal 2000 operating expenses. This increase was primarily attributable to the addition of the operating expenses of SIS as a result of the acquisition in June 2000.

Operating expenses for fiscal 2000 were $4,810,000, a decrease of $358,000 or 7% as compared to the fiscal 1999 operating expenses before non-recurring charges. This decrease was primarily attributable to lower depreciation expense, the collection of a previously reserved note receivable, and personnel and other expense reductions implemented during the second quarter of 1999 for the purpose of bringing expenses more in line with current sales levels. These reductions were offset, in part, by the incorporation of SIS operating expenses since June 1, 2000.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses were $4,714,000 in fiscal 2001, compared to $4,159,000 in fiscal 2000, an increase of 13%. The comparative increase was primarily attributable to selling expenses of the acquired SIS business. Also included in selling, general and administrative expenses for fiscal 2001 was the recovery of previously reserved notes receivable from former customers amounting to $125,000. We recorded a similar recovery for a previously reserved note receivable for fiscal 2000 in the amount of $175,000.

Selling, general and administrative expenses were $4,159,000 in fiscal 2000, compared to $4,427,000 in fiscal 1999, a decrease of 6%. The comparative decrease was due primarily to lower depreciation expense, the collection of the previously reserved note receivable mentioned above and reductions in personnel associated expenses enacted during the second quarter of 1999. The lower level of expenditures was offset, in part, by the incorporation of SIS selling, general and administrative expenses since June 1, 2000.

PRODUCT DEVELOPMENT

Product development costs were $562,000, $651,000 and $741,000 in fiscal 2001, fiscal 2000 and fiscal 1999, respectively. The decrease in fiscal 2001 as compared to fiscal 2000 was due primarily to a decrease in outside consulting costs for new product development. The decrease in fiscal 2000 as compared to fiscal 1999 was due primarily to a decrease in personnel costs and related expenses.

NON-RECURRING CHARGES (INCOME)

In fiscal 1999, we recorded a non-recurring charge of $1,440,000. This non-recurring charge consisted of $719,000 in charges related to the discontinuance of certain new product ventures, a $539,000 charge to reserve for excess inventories and a $182,000 charge for severance and related costs associated with headcount reductions made in response to the discontinuance of the new product ventures.

OTHER INCOME

Other income of $194,000 during fiscal 1999 primarily consisted of facility-related income and expense items. There was no other income in fiscal 2001 and fiscal 2000 due to the sale of our property in Oaks, Pennsylvania on June 30, 1999.

INTEREST EXPENSE

Interest expense of $178,000 in fiscal 2001 was $55,000 or 45% higher compared to fiscal 2000. This increase was due to interest expense on our outstanding credit facility obligations, into which we entered concurrent with the acquisition of SIS in June 2000.

Interest expense of $123,000 in fiscal 2000 was $181,000 or 60% lower compared to fiscal 1999. The decrease was primarily attributable to the sale of our facility in Oaks, Pennsylvania during June 1999, whereby the mortgages on the facility were assumed by the buyer, and to the maturity of our 8% subordinated notes in July 1999. These reductions in interest expense were offset in part by the interest incurred on the assumed SIS debt.

INTEREST INCOME

Interest income was $126,000 in fiscal 2001, a decline of $71,000 or 36% compared to fiscal 2000 interest income of $197,000. Interest income in fiscal 2000 declined by $73,000 or 27% compared to fiscal 1999. The declining levels of interest income were attributable to the lower levels of cash, cash equivalents and short-term investments, as well as a decline in overall interest rates.

INCOME TAXES

There was no tax provision in fiscal 2001, fiscal 2000 or fiscal 1999 due to the use of net operating loss carryforwards and to net losses incurred. We expect that our effective tax rate for 2002 will remain significantly lower than the statutory rate due to continued availability of net operating loss carryforwards and tax credit carryforwards for which we have established deferred tax valuation reserves.

LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents and short-term investments at December 30, 2001 were $2,016,000, a decrease of $384,000 over the December 31, 2000 balance of $2,400,000. We invest our excess cash in high- quality, liquid, short-term investments.

In fiscal 2001, net cash used in operating activities was $679,000. This represented primarily an increase in inventories of $1,078,000 offset in part by a related increase in accounts payable of $475,000. The introduction in fiscal 2001 of our LaserPro(R) CTH holmium laser and higher inventory levels of our contact Nd:YAG laser system led to increases in laser inventories. The net loss of $586,000 in fiscal 2001 included $885,000 of non-cash depreciation and amortization expense.

Net cash used in operating activities in fiscal 2000 reflected an increase in accounts receivable of $348,000 and an increase in inventories of $300,000, in each case due to higher sales levels and a reduction in accounts payable of $500,000. These items more than offset the net income of $241,000 which included $749,000 of non-cash depreciation and amortization expense.

Net cash provided by investing activities was $36,000 in fiscal 2001 compared to $958,000 in fiscal 2000. The comparable decrease in cash provided by investing activities was due principally to a decrease in the sale of short-term investments. In addition, fiscal 2000 included acquisition costs of SIS expended in fiscal 2000.

Net cash provided by financing activities was $438,000 in fiscal 2001, compared to net cash used in financing activities of $144,000 in fiscal 2000. The increase was due to the net advances on the line of credit of $573,000 in fiscal 2001 to partially fund working capital needs.

Our liquidity requirements arise primarily from the funding of working capital needs and debt obligations. At December 30, 2001, we had working capital of $5.8 million compared with working capital of $5.7 million at December 31, 2000. $2 million of this working capital in each of fiscal 2001 and fiscal 2000 was collateral for the $3 million credit facility. Inventory purchases of laser systems in fiscal 2001 were high in relation to sales of those systems due to the introduction of our LaserPro(R) CTH holmium system in June 2001 and to purchases of our contact Nd:YAG system in excess of the current year's demand. Inventory purchases in fiscal 2002 are expected to be more commensurate with expected sales levels.

Concurrent with the SIS acquisition, we obtained a $3 million credit facility from a bank to replace the term debt of SIS. The credit facility has a commitment term of three years expiring June 2003, permits deferment of principal payments until the end of the commitment term, and is secured by our business assets, including collateralization of $2 million of our cash, cash equivalents and short-term investments. The credit facility has an interest rate of either the 30, 60, 90 or 180 day floating LIBOR plus 2.25% and is subject to restrictive covenants and borrowing base certificates. The rate at December 30, 2001 was 4.37%. At December 30, 2001, we exceeded one of three covenants set by our bank. The bank waived the non-compliance with the covenant at that date and has reset the covenant to a level with which management expects to be in compliance during fiscal 2002. At December 30, 2001, we had $2,774,000 in outstanding obligations and $226,000 of availability under the credit facility.

Capital expenditures for fiscal 2001 of $430,000 are indicative of ongoing capital requirements, principally in relation to the expansion of the SIS contract services revenues. The fiscal 2001 financing activities included capital lease financing totaling $311,000. The fiscal 2002 plan for capital expenditures anticipates similar lease financing.

Our primary sources of funds are our cash flows from operations, our borrowing capacity under the credit facility and lease financing for capital expenditures. We believe that, within the range of our current projection, operating cash flow for fiscal 2002, the available line of credit and lease financing options will be sufficient to fund operations and/or facilitate our growth plans.

We believe that these factors, along with our current cash position, will be sufficient to fund operations and meets our commitments for long-term debt (See
Note 8), other commitments and contingencies (see Note 16) and capital expenditures.

We do not believe that inflation has had a material effect on operations for any of the three years in the period ended December 30, 2001.

RISK FACTORS

The statements contained in this Form 10-K that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the expectations, beliefs, intentions or strategies regarding the future. Additionally, from time to time, we or our representatives have made or may make forward-looking statements, orally or in writing. Such forward-looking statements may be included in, but are not limited to, press releases, oral statements made with the approval of an authorized executive officer or in various filings we make with the Securities and Exchange Commission. These forward-looking statements reflect our views as of the date they are made with respect to future events and financial performance and are generally, but not exclusively, identified by the use of such terms as "intends," "expects," "plans," "projects," "estimates," "anticipates," "should" and "believes." However, these forward-looking statements are subject to many uncertainties and risks which could cause our actual results to differ materially from any future results expressed or implied by such statements. Additionally, we do not undertake any obligation to update any forward-looking statements.

The risk factors identified in the cautionary statements below could cause actual results to differ materially from those suggested in these forward-looking statements. Also, we may, from time to time, set forth additional risk factors on Forms 10-Q and 8-K. However, the risk factors listed below or in our future reports are not exhaustive. New risk factors emerge from time to time, and it is not possible for us to predict all of such risk factors, nor can we assess the impact of all of such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results. The cautionary statements below are being made pursuant to the "safe-harbor" provisions of the Private Securities Litigation Reform Act of 1995 (the "Act"). We intend that all forward-looking statements made, in whatever form, be considered subject to the Act.

CHANGES IN THE U.S. HEALTH CARE SYSTEM MAY CONTINUE TO PRESSURE PROVIDERS TO REDUCE CAPITAL AND OTHER SPENDING WHICH WOULD REDUCE THE VOLUME OF PRODUCTS OUR CUSTOMERS PURCHASE. There has been substantial debate in the political arena related to prospective changes in the U.S. health care system. In addition, developments in both the public and the private sector have significantly affected the financing and delivery of health care in the United States, including the rapid expansion of managed care programs, the reduction of reimbursements under the capital cost pass through system for the Medicare program and the implementation of prospective governmental reimbursement programs based on diagnostic related groups. Cost containment has been a major element of these developments, which have had a material adverse effect on our sales of laser units and laser delivery systems over the past several years. Such changes in the financing and delivery of health care may continue to affect hospital capital equipment and supplies procurement patterns or dictate which surgical procedures will be covered by applicable insurance or government funded or subsidized programs, which could continue to have a material adverse impact on our revenues. We cannot predict the extent or impact of future legislation or regulations.

OUR COMPETITION MAY INTRODUCE MORE ADVANCED PRODUCTS OR SERVICES OR CHARGE LOWER PRICES THAN WE CHARGE, WHICH COULD REDUCE OUR SALES VOLUMES. We face substantial competition from conventional surgical methods, from other manufacturers of surgical lasers and from manufacturers of alternatives to surgical lasers. Competitive pressure could result in price competition or the introduction of new products by our competitors, which could have an adverse impact on our unit volume sales, revenues and results of operations. Our competitors could also introduce comparable surgical services which could result in price competition and hamper our projected revenue growth. In addition, we are engaged in an industry characterized by extensive research efforts. Advances in medical lasers which improve clinical effectiveness and other discoveries or developments in either the medical device or drug industry could render our products obsolete and surgical services uncompetitive. Some of the companies with which we compete or may compete in the future have or may have more extensive research, manufacturing and marketing capabilities and significantly greater financial, technical and personnel resources than we do and may be better positioned to continue to improve their technology and delivery of surgical services in order to compete in an evolving industry.

GOVERNMENTAL REGULATION MAY IMPEDE THE DEVELOPMENT AND MARKETING OF NEW OR EXISTING PRODUCTS AND SERVICES. Government regulation in the U.S. and other countries is a significant factor in the development, manufacturing and marketing of many of our products and in our ongoing research and development activities. Specifically, medical devices are subject to FDA approval or clearance before they can be utilized for clinical studies or sold commercially. The process for obtaining the necessary approvals and compliance with applicable regulations can be costly and time-consuming. Regulatory review may involve delays or other actions adversely affecting the marketing and sales of our products. We have received all of our FDA clearances to date using the procedure under Section 510(k). We may not be able to continue obtaining applicable government approvals or successfully comply with such regulations in a timely and cost-effective manner, if at all. The failure to do so may have an adverse effect on our financial condition and results of operation because of the cost of such compliance and the potential delay or elimination of sales or products and services. Further, more stringent regulatory requirements and/or safety and quality standards may be issued in the future with an adverse effect on our business. Although we believe that we are in compliance with all applicable regulations of the FDA, current regulations depend heavily on administrative interpretation. Future interpretations made by the FDA or other regulatory bodies, with possible retroactive effect, may vary from current interpretations and may adversely affect our business.

Our products are similarly subject to regulation by foreign agencies. Typically, foreign agencies readily allow our products to be sold within their jurisdictions, based on the fact that our products have secured clearance from the FDA. However, such foreign bodies may impose different or additional requirements that may materially hamper our ability to compete in overseas markets.

IF WE CANNOT OBTAIN AND MAINTAIN PATENT OR OTHER PROTECTION FOR OUR TECHNOLOGY, WE MAY NOT BE ABLE TO DIFFERENTIATE OUR PRODUCTS AND SERVICES IN THE MARKET. Our ability to compete effectively with other companies depends, in part, on our ability to protect and maintain the proprietary nature of our technology. We hold 18 United States patents, several Japanese patents and a number of other foreign patents and pending patent applications for our products. We treat our design and technical data as confidential, and we rely on nondisclosure safeguards, such as confidentiality agreements, laws protecting trade secrets and other agreements to protect proprietary information. We have incurred substantial costs in enforcing our patents against infringement by others and defending ourself against similar claims of others. Although we have been successful to date in disputes involving the validity and enforceability of our patents and in defending ourself against claims by others of patent infringement, we may not continue to be successful in such matters in the future, and our patents or other proprietary rights, even if continuing to be held valid, may not be broad enough in scope to enable us to prevent third parties from producing products using similar technologies or processes.

As we attempt to broaden our offerings, we may need to license technology from third parties in order to have competitive offerings. We may not be successful in obtaining such licenses on terms satisfactory to us, or in obtaining a license at all. Moreover, third-parties may assert that some of our offerings have infringed on such third-parties' rights.

OUR FUTURE SUCCESS DEPENDS UPON OUR ABILITY TO DEVELOP NEW PRODUCTS AND SERVICES OR TO ACQUIRE THE RIGHTS TO ADDITIONAL PRODUCTS AND SERVICES FROM THIRD PARTIES. We are actively engaged in identifying market needs and in developing products to satisfy those unmet needs. Such products are not necessarily laser products. We attempt to validate the existence of such unmet needs as well as the potential revenues, costs and profits involved in satisfying such needs. There is a material risk that our competitors may satisfy those needs with more effective or less expensive products than we are able to offer. There is also a material risk that our estimates of the economic potential from such unmet needs may be incomplete or inaccurate, or that the products which we develop to meet such needs will be untimely introduced or insufficiently effective clinically or economically to gain market acceptance.

We seek to expand our product offerings through both internal development and acquisition of products and/or companies. We may not be successful in carrying out this acquisition strategy. Any acquisition we do make may not be successfully integrated and may not result in increased revenues and profits.

THE MODIFIED APPROACH TO MARKETING OUR PRODUCTS AND SERVICES THAT WE HAVE BEEN IMPLEMENTING MAY NOT INCREASE OUR REVENUES. We are changing our marketing approach from concentrating purely on product sales to primarily a contract services approach to generating revenues. While we will continue to sell our products in the traditional manner, a significant portion of our marketing time and expense will be aimed at the expansion of our contract services offerings. Although we believe that this transition will have a long-term positive financial impact, the actions taken may not provide the intended results, and we may experience short-term disruptions or an adverse impact of operations during the transition to this new marketing approach.

OUR COMMON STOCK IS THINLY TRADED AND MAY NOT CONTINUE TO MEET THE NASDAQ STOCK MARKET LISTING STANDARDS. Our Common Stock is traded on the SmallCap Market of the Nasdaq Stock Market. In January 1999, we requested and received Nasdaq's approval to move the market in which our Common Stock is traded from the Nasdaq National Market to the Nasdaq SmallCap Market, due primarily to our inability to satisfy the minimum public float requirement for the Nasdaq National Market. Although our stock price has remained above Nasdaq's $1.00 minimum bid requirement since the January 1999 one-for-five reverse split of the Common Stock the bid price of our Common Stock may not remain above the $1.00 minimum, and we may not continue to meet the other listing requirements required by the Nasdaq SmallCap Market.


ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA................................................... PAGE
-------    --------------------------------------------                                                   ----

Report of Independent Certified Public Accountants....................................................... 20
Report of Independent Public Accountants................................................................. 21
Consolidated Balance Sheets at December 30, 2001 and December 31, 2000................................... 22
Consolidated Statements of Operations and Other Comprehensive Income (Loss)
    for each of the three years in the period ended December 30, 2001.................................... 23
Consolidated Statements of Stockholders' Equity for each of the three years in the period ended December 30, 2001................................................................ 24
Consolidated Statements of Cash Flows for each of the three years in the period ended December 30, 2001................................................................ 25
Notes to Consolidated Financial Statements............................................................... 26
Schedule II - Valuation and Qualifying Accounts.......................................................... 39


All other schedules are omitted because of the absence of conditions under which they are required or because the required information is included in the Consolidated Financial Statements or Notes thereto.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




Board of Directors and Shareholders
Surgical Laser Technologies, Inc.


         We have audited the accompanying consolidated balance sheets of Surgical Laser Technologies, Inc. and subsidiaries as of December 30, 2001 and December 31, 2000, and the related consolidated statements of operations and other comprehensive income (loss), stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

         We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Surgical Laser Technologies, Inc. and subsidiaries as of December 30, 2001 and December 31, 2000, and the consolidated results of their operations and their consolidated cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

         We have also audited Schedule II for the years ended December 30, 2001 and December 31, 2000. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.


                                                        /s/ Grant Thornton LLP


Philadelphia, Pennsylvania
January 25, 2002

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Surgical Laser Technologies, Inc.:

We have audited the accompanying consolidated statements of operations, stockholders' equity and cash flows of Surgical Laser Technologies, Inc. (a Delaware corporation) and subsidiaries for the year ended January 2, 2000. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Surgical Laser Technologies, Inc. and subsidiaries for the year ended January 2, 2000 in conformity with accounting principles generally accepted in the United States.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as whole. The schedule included in Item 8 is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                                        /s/ ARTHUR ANDERSEN LLP



Philadelphia, PA
January 21, 2000

SURGICAL LASER TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT FOR PAR VALUES)

                                                                                 DEC. 30, 2001         DEC. 31, 2000
ASSETS
Current assets:
     Cash and cash equivalents (Note 1)                                                $497                   $702
     Short-term investments (Note 1)                                                  1,519                  1,698
     Accounts receivable, net of allowance for doubtful accounts
      of $482 and $487                                                                1,824                  1,825
     Inventories (Note 4)                                                             3,006                  2,182
     Other                                                                              414                    230
------------------------------------------------------------------------------------------------------------------
              Total current assets                                                    7,260                  6,637
Property and equipment, net (Note 5)                                                  3,151                  3,186
Patents and licensed technology, net (Note 6)                                           328                    433
Goodwill, net (Note 2)                                                                  599                    632
Other assets                                                                            127                     45
------------------------------------------------------------------------------------------------------------------
              Total assets                                                          $11,465                $10,933
==================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current portion of long-term debt                                                 $173                    $58
     Accounts payable                                                                   851                    376
     Accrued liabilities (Note 7)                                                       411                    516
------------------------------------------------------------------------------------------------------------------
              Total current liabilities                                               1,435                    950
------------------------------------------------------------------------------------------------------------------
Long-term debt (Note 8)                                                               2,937                  2,300
------------------------------------------------------------------------------------------------------------------

Commitments and Contingencies (Note 16)

Stockholders' equity:
     Common stock, $.01 par value, 30,000 shares authorized,
       2,328 shares issued and outstanding                                               23                     23
     Additional paid-in capital                                                      33,725                 33,716
     Accumulated deficit                                                            (26,666)               (26,080)
     Accumulated other comprehensive income                                              11                     24
------------------------------------------------------------------------------------------------------------------
              Total stockholders' equity                                              7,093                  7,683
------------------------------------------------------------------------------------------------------------------
              Total liabilities and stockholders' equity                            $11,465                $10,933
==================================================================================================================


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

SURGICAL LASER TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                    FOR THE YEAR ENDED
                                                                ---------------------------------------------------------
                                                                   DEC. 30, 2001      DEC. 31, 2000         JAN. 2, 2000
Revenue:
     Product sales                                                     $5,739             $6,263               $6,806
     Services                                                           4,273              2,666                1,145
-------------------------------------------------------------------------------------------------------------------------
     Total revenue                                                     10,012              8,929                7,951
-------------------------------------------------------------------------------------------------------------------------
Cost of sales:
     Product cost of sales                                              2,511              2,436               2,711
     Services cost of sales                                             2,759              1,516                 675
-------------------------------------------------------------------------------------------------------------------------
     Total cost of sales                                                5,270              3,952               3,386
-------------------------------------------------------------------------------------------------------------------------
Gross profit                                                            4,742              4,977               4,565
-------------------------------------------------------------------------------------------------------------------------
Operating expenses:
     Selling, general and administrative                                4,714              4,159               4,427
     Product development                                                  562                651                 741
     Non-recurring charges (Note 10)                                       --                 --               1,440
-------------------------------------------------------------------------------------------------------------------------
     Total operating expenses                                           5,276              4,810               6,608
-------------------------------------------------------------------------------------------------------------------------

Operating income (loss)                                                  (534)               167              (2,043)

Other income                                                               --                 --                 194
Interest expense                                                         (178)              (123)               (304)
Interest income                                                           126                197                 270
-------------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes                                        (586)               241              (1,883)
Income taxes                                                               --                 --                  --
-------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                                       ($586)              $241             ($1,883)
=========================================================================================================================
Basic and diluted net income (loss) per share (Note 3)                 ($0.25)             $0.11              ($0.95)
=========================================================================================================================
Weighted average shares used in calculation of
    basic net income(loss) per share                                    2,328              2,182               1,978
Weighted average shares used in calculation of
    diluted net income(loss) per share                                  2,328              2,219               1,978
=========================================================================================================================


SURGICAL LASER TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME (LOSS)
(IN THOUSANDS)
                                                                                     FOR THE YEAR ENDED
                                                                     -----------------------------------------------------
                                                                     DEC.30,2001       DEC. 31, 2000       JAN.2, 2000

Net income (loss)                                                       ($586)              $241             ($1,883)
Other comprehensive income:
     Unrealized securities gains arising during period                     11                 24                  --
     Less: reclassification for gains included in net
       income (loss)                                                      (24)                --                  --
-------------------------------------------------------------------------------------------------------------------------
Increase (decrease) in accumulated other
     comprehensive income                                                 (13)                24                  --
-------------------------------------------------------------------------------------------------------------------------
Total comprehensive income (loss)                                       ($599)              $265             ($1,883)
=========================================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

SURGICAL LASER TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(IN THOUSANDS)

                                                       ADDITIONAL                      ACCUMULATED
                                            COMMON      PAID-IN       ACCUMULATED         OTHER          DEFERRED
                                            STOCK       CAPITAL         DEFICIT       COMPREHENSIVE    COMPENSATION        TOTAL
                                                                                          INCOME

BALANCE, JANUARY 3, 1999                       $20        $33,033       ($24,438)           $ -              ($21)         $8,594
Amortization of deferred
    compensation                                 -              -             -               -                11              11
Net loss                                         -              -        (1,883)              -                 -          (1,883)
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE, JANUARY 2, 2000                       $20        $33,033      ($26,321)              -              ($10)         $6,722
-----------------------------------------------------------------------------------------------------------------------------------
Amortization of deferred compensation
                                                 -              -             -               -                10              10
Issuance of stock (Note 2)                       3            683             -               -                 -             686
Comprehensive income:
    Net income                                   -              -           241               -                 -             241
    Other comprehensive income:
        Unrealized gain on available
          for sale securities (Note 1)           -              -             -              24                 -              24
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2000                     $23        $33,716      ($26,080)            $24                $-          $7,683
-----------------------------------------------------------------------------------------------------------------------------------
Compensation expense on stock
   options issued                                -              9             -               -                 -               9
Comprehensive income:
    Net income (loss)                            -              -          (586)              -                 -            (586)
    Other comprehensive income:
       Decrease in accumulated other
          comprehensive income (Note 1)          -              -             -             (13)                -             (13)
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 30, 2001                     $23        $33,725      ($26,666)            $11               $ -          $7,093
===================================================================================================================================


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

SURGICAL LASER TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

                                                                                     FOR THE YEAR ENDED
                                                                   -------------------------------------------------------
                                                                        DEC. 30, 2001    DEC. 31, 2000     JAN. 2, 2000
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                        ($586)            $ 241           ($1,883)
   Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
      Depreciation and amortization                                           885               749               912
      Imputed interest                                                          -                 -               (15)
      Non-recurring charges                                                     -                 -             1,440
      Provision for bad debt                                                   (5)               (7)               25
      Gain on sale of property held for sale                                    -                 -               (70)
  (Increase) decrease in assets:
     Accounts receivable                                                        6              (348)             (169)
     Inventories                                                           (1,078)             (300)              153
     Other current assets                                                    (189)             (150)               95
     Other assets                                                             (88)               33               (41)
  Increase (decrease) in liabilities:
     Accounts payable                                                         475              (500)             (248)
     Accrued liabilities                                                     (105)             (107)             (636)
-------------------------------------------------------------------------------------------------------------------------
       Net cash used in operating activities                                 (679)             (389)             (437)
-------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Sale of property held for sale                                              -                 -             4,237
    (Purchases) sales of short-term investments                               166             1,798              (388)
    Additions to property and equipment                                      (119)             (412)             (144)
    Patent costs                                                              (11)               (9)              (32)
    Acquisition  of business, net of cash acquired                              -              (419)                -
-------------------------------------------------------------------------------------------------------------------------
       Net cash provided by investing activities                               36               958             3,673
-------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM  FINANCING ACTIVITIES:
   Payments on long-term debt                                                (135)             (181)           (1,975)
   Reduction in long-term debt on property held for sale                        -                 -            (3,922)
   Net advances on line of credit                                             573                37                 -
-------------------------------------------------------------------------------------------------------------------------
       Net cash provided by (used in) financing activities                    438              (144)           (5,897)
-------------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                         (205)              425            (2,661)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                  702               277             2,938

-------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF YEAR                                       $497             $ 702            $  277
=========================================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

SURGICAL LASER TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 30, 2001

NOTE 1
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

PRINCIPLES OF CONSOLIDATION
The accompanying consolidated financial statements include the accounts of Surgical Laser Technologies, Inc. and its wholly owned subsidiaries ("SLT"). All material intercompany balances and transactions have been eliminated.

NATURE OF OPERATIONS
SLT is engaged primarily in the development, manufacture and sale of proprietary lasers and delivery systems for both contact and non-contact surgery, and in the provision of surgical services. SLT's Contact Laser(TM) System is comprised of a portable laser unit that delivers laser energy through Contact Laser Delivery Systems. SLT's current manufactured laser product line includes 4 portable Nd:YAG laser units of various power levels, a portable holmium laser unit, a family of over 100 laser probes, laser scalpels, fibers and handpieces that provide different Wavelength Conversion(TM) effect properties, power densities and configurations appropriate for cutting, coagulation or vaporization. SLT's surgical services offerings include the provision of its, and other manufacturers laser systems, and technicians, for various surgical procedures. SLT product offerings also include certain non-laser based products.

FISCAL YEAR
SLT's fiscal year is the 52 or 53-week period ending the Sunday nearest to December 31. Fiscal years 2001, 2000 and 1999 included 52 weeks.

COMPREHENSIVE INCOME
SLT has adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and presentation of comprehensive income and its components. Comprehensive income comprises net income and other comprehensive income and its components. Other comprehensive income consists of the change in the net unrealized gain or loss on available for sale marketable securities.

CASH, CASH EQUIVALENTS AND LIQUIDITY
The terms of our line of credit agreement with our bank require that we maintain $2 million of cash and cash equivalents (including short-term investments) as collateral for the line of credit. We have been in compliance with this provision since the inception of the line of credit agreement.

SLT invests its excess cash in highly liquid short-term investments. SLT considers short-term investments that are purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents consisted of the following at:

                                                      DECEMBER 30, 2001                 DECEMBER 31, 2000
                                                      -----------------                 -----------------
(IN THOUSANDS)
Cash and money market accounts                               $497                              $702
---------------------------------------------------------------------------------------------------------------
Total cash and cash equivalents                              $497                              $702
===============================================================================================================

SLT's primary sources of funds is its cash flows from operations, its borrowing capacity under the credit facility and lease financing for capital expenditures. Management believes that operating cash flow for fiscal year 2002, the available line of credit and lease financing options will be sufficient to fund operations and/or facilitate SLT's growth plans.

SHORT-TERM INVESTMENTS
Pursuant to SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," SLT has classified its entire portfolio of short-term investments as available for sale as they are available to take advantage of other investment opportunities. Securities available for sale are stated at fair value with unrealized gains and losses included in stockholders' equity as accumulated other comprehensive income. Dividend and interest income are recognized when earned and are recorded in interest income. The amortized cost of debt securities is adjusted for accretion of discounts to maturity. Such amortization is also included in interest income. SLT currently invests only in high-quality, short-term securities in accordance with its investment policy. At December 31, 2000, SLT had $24,000 of net unrealized investment gains, which were included in accumulated other comprehensive income on the consolidated balance sheet. During 2001, the $24,000 of unrealized investment gains were realized and included in net income (loss) for the year ended December 30, 2001. As of December 30, 2001, SLT had unrealized gains of $11,000, which were included in accumulated other comprehensive income on the consolidated balance sheet.

The following table represents the estimated cost, fair value and unrealized gain (loss) breakdown of short-term investments by category:

                                                                          DECEMBER 30, 2001
                                                                          -----------------
                                                                                                     UNREALIZED
                                                                                                     ----------
                                                           COST                FAIR VALUE           GAIN (LOSS)
                                                           ----                ----------           -----------
(IN THOUSANDS)
U.S. corporate debt securities                              $908                $  918                   $10
Certificates of deposit                                      600                   601                     1
----------------------------------------------------------------------------------------------------------------
Total short-term investments                              $1,508                $1,519                   $11
================================================================================================================

                                                                          DECEMBER 31, 2000
                                                                          -----------------
                                                                                                     UNREALIZED
                                                                                                     ----------
                                                           COST                FAIR VALUE           GAIN (LOSS)
                                                           ----                ----------           -----------
(IN THOUSANDS)
U.S. corporate debt securities                            $1,176                $1,182                   $ 6
Asset backed securities                                       47                    44                    (3)
Commercial paper                                             451                   472                    21
----------------------------------------------------------------------------------------------------------------
Total short-term investments                              $1,674                $1,698                   $24
================================================================================================================

The entire estimated fair value of short-term investments of $1,519,000 at December 30, 2001 was due in one year.

PROPERTY, EQUIPMENT, DEPRECIATION AND AMORTIZATION
Property and equipment are recorded at cost. Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets, primarily 3 to 10 years for demonstration equipment, furniture and office equipment, automobiles, machinery and equipment, and 30 years for buildings. Leasehold improvements are amortized over the lesser of their useful lives or the lease term. Depreciation expense was $705,000 in 2001, $579,000 in 2000 and $788,000 in 1999. Expenditures for major renewals and betterments to property and equipment are capitalized, while expenditures for maintenance and repairs are charged to operations as incurred.

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

IMPAIRMENT OF LONG-LIVED ASSETS
Pursuant to SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," SLT is required to evaluate the impairment of long-lived assets and certain identifiable intangible assets on a periodic basis. SLT reviews the realizability of its long-lived assets and other intangibles by analyzing the projected undiscounted cash flows and adjusts the net book value of the recorded assets to their realizable value when necessary. No such adjustments were recorded in 2001, 2000 or 1999.

RECENT ACCOUNTING PRONOUNCEMENTS
On July 20, 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Intangible Assets". SFAS No. 141 is effective for all business combinations completed after June 30, 2001. SFAS No. 142 is effective for fiscal years beginning after

December 15, 2001; however, certain provisions of SFAS No. 142 apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of SFAS No. 142. Major provisions of these Statements and their effective dates for SLT are as follows:

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

SLT continued to amortize goodwill recognized prior to July 1, 2001 under its current method until January 1, 2002, after which annual and quarterly goodwill amortization of $32,000 and $8,000 was no longer recognized. By June 30, 2002, SLT will have completed a transitional, fair-value-based impairment test of goodwill as of January 1, 2002. Impairment losses, if any, resulting from the transitional testing will be recognized in 2002, as a cumulative effect of a change in accounting principle.

NOTE 2
ACQUISITION OF SURGICAL INNOVATIONS & SERVICES, INC:

On June 1, 2000, SLT acquired Surgical Innovations & Services, Inc. ("SIS"), a closely held Alabama corporation that provides surgical services primarily to hospitals and surgery centers in the southeastern United States. Under the acquisition agreement, the SIS stockholders received 350,000 shares of SLT's common stock and $300,000 in cash. SLT accounted for the acquisition using the purchase method. The purchase price also included approximately $2,702,000 of assumed liabilities. The purchase price has been allocated to acquired assets, which included approximately $2,763,000 of property and equipment, based on their estimated fair values at the date of acquisition. This allocation has resulted in acquired goodwill of approximately $648,000, which has been amortized on a straight-line basis over twenty years. Amortization expense was $32,000 in 2001 and $16,000 in 2000.

NOTE 3
EARNINGS (LOSS) PER SHARE:

Basic and diluted income (loss) per share have been computed under the guidelines of SFAS No. 128, "Earnings Per Share," as follows (in thousands except for per share amounts):

                                                                             FOR THE YEAR ENDED
                                                    DECEMBER 30, 2001         DECEMBER 31, 2000       JANUARY 2, 2000
                                                    -----------------         -----------------       ---------------
Basic EPS Calculation
   Net income (loss)                                     ($ 586)                    $ 241                ($1,883)
   Denominator:
      Common Stock Outstanding                            2,328                     2,182                  1,978
------------------------------------------------------------------------------------------------------------------
Basic EPS                                                ($0.25)                    $0.11                 ($0.95)
==================================================================================================================

Diluted EPS Calculation
   Net income (loss)                                     ($586)                      $241                ($1,883)
   Denominator:
      Common Stock Outstanding                            2,328                     2,182                  1,978
      Common Stock Options                                    -                        37                      -
------------------------------------------------------------------------------------------------------------------
      Total Shares                                        2,328                     2,219                  1,978
------------------------------------------------------------------------------------------------------------------
Diluted EPS                                              ($0.25)                    $0.11                ($ 0.95)
==================================================================================================================

For the years ended December 30, 2001, December 31, 2000 and January 2, 2000, SLT has reported earnings per share on the face of the income statement. On December 30, 2001, SLT had common stock options and warrants outstanding of 604,000. Due to the net loss in 2001, the inclusion of these common share equivalents had an anti-dilutive effect when calculating diluted EPS and, as a result, were excluded from the diluted EPS calculation. On December 31, 2000, SLT had common stock options and warrants outstanding of 515,000, of which 343,000 were excluded from the calculation of diluted EPS because their exercise price was above the 2000 average closing stock price of SLT's common stock. SLT had common stock options and warrants outstanding at January 2, 2000 of 399,000. Due to SLT's net loss position in 1999, the inclusion of these common share equivalents had an anti-dilutive effect when calculating diluted EPS and, as a result, were excluded from the diluted EPS calculation.

NOTE 4
INVENTORIES:
(IN THOUSANDS)

                                                                            DECEMBER 30, 2001          DECEMBER 31, 2000
                                                                           ------------------         ------------------
Raw materials and work-in-process                                                 $1,913                     $1,300
Finished goods                                                                     1,093                        882
-----------------------------------------------------------------------------------------------------------------------
Total inventories                                                                 $3,006                     $2,182
=======================================================================================================================

NOTE 5
PROPERTY AND EQUIPMENT:
(IN THOUSANDS)

                                                                            DECEMBER 30, 2001         DECEMBER 31, 2000
                                                                            -----------------         -----------------
Property and equipment:
  Furniture and office equipment                                                  $3,745                     $3,740
  Machinery and equipment                                                          5,656                      5,201
  Demonstration equipment                                                            437                        415
  Automobiles                                                                        473                        301
  Leasehold improvements                                                             112                        109
-----------------------------------------------------------------------------------------------------------------------
                                                                                  10,423                      9,766
Less: Accumulated depreciation and amortization                                   (7,272)                    (6,580)
-----------------------------------------------------------------------------------------------------------------------
Property and equipment, net                                                       $3,151                     $3,186
=======================================================================================================================

At December 30, 2001 and December 31, 2000, net property and equipment included $365,000 and $154,000, respectively, of assets recorded under capitalized lease arrangements. The related lease obligation of $336,000 and $157,000, was included in long-term debt at December 30, 2001 and December 31, 2000, respectively (see Note 8).

NOTE 6
PATENTS AND LICENSED TECHNOLOGY:
(IN THOUSANDS)

                                                                            DECEMBER 30, 2001         DECEMBER 31, 2000
                                                                            -----------------         -----------------
Patents, net of accumulated amortization of $743 and $654                         $  323                     $  402
Licensed technology, net of accumulated amortization of $35 and $9                     5                         31
-----------------------------------------------------------------------------------------------------------------------
Total patents and licensed technology                                             $  328                     $  433
-----------------------------------------------------------------------------------------------------------------------

NOTE 7
ACCRUED LIABILITIES:
(IN THOUSANDS)

                                                                            DECEMBER 30, 2001         DECEMBER 31, 2000
                                                                            -----------------         -----------------
Accrued compensation                                                              $  184                     $  264
Deferred revenues                                                                    114                         92
Director fees payable                                                                 30                         62
Other                                                                                 83                         98
-----------------------------------------------------------------------------------------------------------------------
Total accrued liabilities                                                         $  411                     $  516
=======================================================================================================================

NOTE 8
LONG-TERM DEBT:
(IN THOUSANDS)

                                                                            DECEMBER 30, 2001         DECEMBER 31, 2000
                                                                            -----------------         -----------------
Capital lease obligations (see Note 5)                                            $  336                     $  157
Borrowings on credit facility                                                      2,774                      2,201
Less: Current portion                                                               (173)                       (58)
-----------------------------------------------------------------------------------------------------------------------
Total long-term debt                                                              $2,937                     $2,300
=======================================================================================================================

Concurrent with the SIS acquisition, SLT obtained a $3 million credit facility from a bank to replace the term debt of SIS. The credit facility has a commitment term of three years, expiring June 2003, permits deferment of principal payments until the end of the commitment term, and is secured by SLT's business assets, including collateralization of $2 million of SLT's cash and cash equivalents and short-term investments. The credit facility has an interest rate of either the 30, 60, 90 or 180 day LIBOR plus 2.25% and is subject to certain restrictive covenants and borrowing base certificates. The rate at December 30, 2001 was 4.37%. At December 30, 2001, SLT exceeded one of three covenants set by its bank. The bank waived the non-compliance with the covenant at that date and has reset the covenant to a level with which management expects to be in compliance during 2002. At December 30, 2001, SLT had $2,774,000 in outstanding obligations and with $226,000 of availability under the credit facility.

At December 30, 2001 and December 31, 2000, the estimated fair value of long-term debt described above was approximately the same as the carrying amount of such debt.

The obligations under capital leases are at fixed interest rates ranging from 1% to 11% and are collateralized by the related property and equipment (see Note
5).

Future minimum payments for property under capital leases are as follows (in thousands of dollars):

      Year                                                                                           Amount
      --------------------------------------------------------------- ---------------------------------------
      2002                                                                                             $187
      2003                                                                                               96
      2004                                                                                               43
      2005                                                                                               31
      --------------------------------------------------------------- ---------------------------------------
      Total minimum lease obligation                                                                    357
      Less:  Interest                                                                                    21
      --------------------------------------------------------------- ---------------------------------------
      Present value of total minimum lease obligation                                                  $336
      =============================================================== =======================================

NOTE 9
COMMON STOCK OPTIONS AND COMMON STOCK WARRANTS:

COMMON STOCK OPTIONS:
Under SLT's 1990 and 2000 Equity Incentive Plans and Second Amended and Restated Stock Option Plan for Outside Directors (the "Option Plans"), an aggregate of 586,990 shares of common stock were issued or are issuable pursuant to options that could be granted to certain officers, directors, key employees and others. Options under all plans expire no more than 10 years from the date of grant and have varying vesting schedules.

In May 2000, the 1990 Equity Incentive Plan and Second Amended and Restated Stock Option Plan for Outside Directors expired by their terms with respect to any future grants. At December 30, 2001, the 1990 Equity Incentive Plan had 286,290 options outstanding and the Second Amended and Restated Stock Option Plan for Outside Directors had 50,700 options outstanding. In July 2000, the 2000 Equity Incentive Plan was approved by the stockholders at SLT's Annual Meeting held July 19, 2000. The 2000 Equity Incentive Plan had 176,600 options outstanding and another 73,400 options available for grant at December 30, 2001.

SLT accounts for the Option Plans under APB Opinion No. 25, under which no compensation cost has been recognized for options issued to employees and outside directors, except as set forth below. Had compensation cost for the Option Plans been determined consistent with SFAS No. 123, "Accounting for Stock-Based Compensation," SLT's net loss would have increased by approximately $112,000 or $0.05 per share for the year ended December 30, 2001. SLT's net income and net income per share would have been reduced by $124,000 and $0.06, respectively, for the year ended December 31, 2000. SLT's net loss and net loss per share would have increased by $52,000 and $0.03, respectively, for the year ended January 2, 2000.

The per share fair value of options granted during the years ended December 30, 2001, December 31, 2000 and January 2, 2000, was estimated at $0.76, $1.41 and $0.81, respectively. During 2000 SLT issued 65,400 options that were below the fair market value at the time of grant. This difference is being amortized, as compensation expense, on a straight-line basis over the three year vesting period. For the year ended December 30, 2001, SLT has recorded $9,000 of compensation expense. There were no other options granted below market or above market during the three years. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rate of 4.91%, 6.54% and 5.56% for 2001, 2000 and 1999 grants, respectively; an expected life of five years; dividend yield of zero for all grants; and volatility of 53.4%, 59.4% and 50.6% for 2001, 2000 and 1999 grants, respectively. Because the SFAS No. 123 method of accounting is not required to be applied to options granted prior to January 2, 1995, the resulting pro forma compensation charge may not be representative of that which may be expected in future years.

The following table summarizes the transactions in SLT's Option Plans for the three year period ended December 30, 2001:

                                                                                               Weighted
                                                                                               Average
                                                                            Exercise           Exercise
                                                           Shares             Price             Price
-----------------------------------------------------------------------------------------------------------
OUTSTANDING OPTIONS AT JANUARY 3, 1999                      304,862        $2.03-75.00          $11.98
Granted                                                     106,300          1.56-2.50            1.60
Forfeited                                                  (102,012)        1.63-75.00            8.83
-----------------------------------------------------------------------------------------------------------
OUTSTANDING OPTIONS AT JANUARY 2, 2000                      309,150         1.56-75.00            9.46
-----------------------------------------------------------------------------------------------------------
Granted                                                     135,800          2.94-2.00            2.47
Forfeited                                                   (20,054)        1.63-52.08            2.24
-----------------------------------------------------------------------------------------------------------
OUTSTANDING OPTIONS AT DECEMBER 31, 2000                    424,896         1.56-75.00            6.62
-----------------------------------------------------------------------------------------------------------
Granted                                                     101,000          1.47-1.47            1.47
Forfeited                                                   (12,306)        1.63-75.00           29.77
-----------------------------------------------------------------------------------------------------------
OUTSTANDING OPTIONS AT DECEMBER 30, 2001                    513,590        $1.47-28.75           $5.03
===========================================================================================================

At December 30, 2001, there were 289,770 options vested and exercisable and 73,400 options were available for grant. The following table summarizes the options outstanding and exercisable by price range at December 30, 2001:

                         OPTIONS OUTSTANDING                                       OPTIONS EXERCISABLE
                         -------------------                                       -------------------
                                                   Weighted             Weighted
                                                    Average             Average                      Weighted
  Range of Exercise                   Number       Remaining            Exercise       Number         Average
      Prices                       Outstanding  Contractual Life          Price     Exercisable    Exercise Price
--------------------------------------------------------------------------------------------------------------------
   $1.47-$1.47                       101,000           9.08              $1.47               0                 $0
    1.56-1.63                         96,900           7.53               1.59          64,540               1.59
    2.00-2.63                        107,900           8.31               2.25          36,039               2.25
    2.75-6.25                         90,300           5.91               4.91          71,701               5.43
    7.03-21.25                       112,190           3.74              12.86         112,190              12.86
   28.75-28.75                         5,300           1.05              28.75           5,300              28.75
--------------------------------------------------------------------------------------------------------------------
   $1.47-$28.75                      513,590           6.82              $5.03         289,770              $7.48
====================================================================================================================

COMMON STOCK WARRANTS:

In July 1997, SLT entered into an agreement to develop and supply certain laser-related devices. In connection with this agreement, SLT issued a warrant to purchase 40,000 shares of SLT's common stock with an exercise price of $10.00 per share. In December 1997, SLT issued an additional warrant to purchase 40,000 shares of common stock with an exercise price of $10.00 per share. Both warrants will expire on December 31, 2002. SLT recorded the $171,000 value of these warrants as an increase to additional paid-in capital and an offset to revenue earned under the agreement. At December 30, 2001, 80,000 warrants were exercisable for an exercise price of $10.00 per share.

In July 1997, SLT entered into an agreement to purchase, among other things, certain hand-held instruments used in ENT surgery. SLT issued warrants to purchase 10,000 shares of SLT's Common Stock with an exercise price of $7.65 per share. The warrants will expire on October 18, 2002. At December 30, 2001, 10,000 warrants were exercisable for an exercise price of $7.65 per share.

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

NOTE 11
RETIREMENT SAVINGS PLAN:

SLT has a defined contribution retirement plan that provides all eligible employees an opportunity to accumulate funds for their retirement. The plan is qualified under Section 401(k) of the Internal Revenue Code and provides for discretionary matching contributions by SLT of 50% of pretax contributions by an employee, up to a maximum of 3% of the employee's compensation. At the time SLT acquired SIS, SIS maintained a Simple IRA, for which SLT provided a discretionary match to the Simple IRA of 100% of the first 3% of employee's salary subsequent to the acquisition. Contributions to the Simple IRA ceased on December 31, 2000, at which time SIS employees were eligible to participate in SLT's defined contribution plan. SLT made $46,000 and $39,000 in discretionary matching contributions in 2001 and 2000, respectively. SLT did not make matching contributions in 1999.

NOTE 12
INCOME TAXES:

SLT accounts for income taxes pursuant to SFAS No. 109, "Accounting for Income Taxes." SFAS No. 109 is an asset-and-liability approach that requires the recognition of deferred tax assets and liabilities for the expected tax consequences of events that have been recognized in SLT's consolidated financial statements or tax returns.

SLT recorded no provision for income taxes in 2001, 2000 or 1999 due to losses incurred and the availability of net operating loss carryforwards to apply against income. Any other provisions, including accrual adjustments for prior periods, were completely offset by changes in the deferred tax valuation allowance, primarily due to the utilization of operating loss carryforwards.

Income tax expense (benefit), excluding the effect from the deferred liability of $320,000 acquired from SIS, consisted of the following (in thousands of dollars):

                                                                    2001           2000             1999
                                                                    ----           ----             ----
Federal including AMT tax
    Current                                                      $     -       $      -       $       -
    Deferred                                                         729            (37)           (711)
State
    Current                                                            -              -               -
    Deferred                                                          47             (7)            (50)
-----------------------------------------------------------------------------------------------------------
                                                                     776            (44)           (761)
Change in valuation allowance excluding deferred
    liabilities acquired from SIS.                                  (776)            44             761
-----------------------------------------------------------------------------------------------------------
Income tax expense                                               $     -       $      -       $       -
===========================================================================================================

SLT has no income that is subject to foreign taxes.

A reconciliation of the effective tax rate with the federal statutory tax rate is as follows (in thousands of dollars):

                                                                    2001           2000            1999
                                                                    ----           ----            ----
Expected federal tax expense (benefit) at 34% rate                 ($199)           $82       $    (640)
Change in valuation allowance, net of deferred tax
    liability acquired from SIS                                     (776)            44             761
NOL expiration at 34% rate                                         1,021              -               -
Other, at 34% rate                                                   (46)          (126)           (121)
State income tax                                                       -              -               -
-----------------------------------------------------------------------------------------------------------
Income tax expense                                               $     -       $      -       $       -
===========================================================================================================

As of December 30, 2001, SLT had approximately $25,295,000 of federal net operating loss carryforwards, which began to expire in 2001. Included in the aggregate net operating loss carryforward are $4,385,000 of tax deductions related to equity transactions, the benefit of which will be credited to stockholders' equity, if and when realized against taxes not reducible by other deductions. Also included in the aggregate net operating loss carryforward are approximately $527,000 of losses sustained by SIS prior to the tax-free merger on June 1, 2000; these losses are subject to certain Federal use limitations arising from the merger. In addition, SLT had approximately $971,000 of federal tax credit carryforwards. The credit carryforwards began to expire in 1999 and have continued to expire thereafter. Net deductible, or favorable, temporary differences were approximately $2,891,000 at December 30, 2001. This balance reflects the addition of unfavorable temporary differences generated by SIS prior to the merger.

The changes in the deferred tax asset are as follows (in thousands of dollars):

                                                                   2001                2000
                                                                   ----                ----
Beginning balance, gross                                        $ 11,867            $ 12,143
Net changes due to:
     Operating loss carryforwards, valued at 35%                    (474)                553
     Temporary differences, valued at 40%                           (334)               (893)
     Carryforward & AMT credits                                       32                  64
---------------------------------------------------------------------------------------------------
Ending balance, gross                                             11,091              11,867
Less:  valuation allowance                                       (11,091)            (11,867)
---------------------------------------------------------------------------------------------------
Ending balance, net                                             $      -            $      -
===================================================================================================

The ending balances of the deferred tax asset have been fully reserved, reflecting the uncertainties as to realizability evidenced by SLT's historical results and the general market conditions being experienced.

Deferred tax assets (liabilities) are comprised of the following (in thousands of dollars):

                                                                   2001               2000
                                                                   ----               ----
Assets:
 Temporary differences
  Bad debts                                                 $       297         $      331
  Deferred R&D costs                                                717                870
  Deferred revenues                                                  46                 37
  Inventoriable costs                                                 9                  9
  Inventory reserves                                                271                356
  Legal costs                                                       153                200
  Warranty                                                            4                  4
  Misc. temporary differences                                       118                 84
Loss carryforwards                                                8,852              9,327
Carryforward & AMT credits                                        1,082              1,050
--------------------------------------------------------------------------------------------------
Gross deferred tax assets                                        11,550             12,268
--------------------------------------------------------------------------------------------------
Liabilities:
  Depreciation                                                      459                401
--------------------------------------------------------------------------------------------------
Gross deferred tax liabilities                                      459                401
--------------------------------------------------------------------------------------------------
Net deferred tax asset                                           11,091             11,867
Deferred net tax asset, valuation allowance                     (11,091)           (11,867)
--------------------------------------------------------------------------------------------------
Net deferred tax asset, after valuation allowance           $         -         $        -
==================================================================================================

As a result of the acquisition of SIS during 2000, SLT acquired a net deferred tax liability of $320,000.

The average federal and state income tax rate (net of federal benefit) used to value operating loss carryforwards is 35%, due principally to more stringent usage requirements for loss carryforwards in the Commonwealth of Pennsylvania.

NOTE 13
SUPPLEMENTAL CASH FLOW INFORMATION:

The following non-cash investing and financing activities took place:

For the year ended December 30, 2001, SLT reclassified certain lasers to capital lease agreements for $149,000 and purchased vehicles in exchange for capital lease agreements for $162,000. For the year ended December 31, 2000, in connection with the acquisition of SIS, SLT issued 350,000 shares of its common stock valued at $686,000, to the shareholders of SIS.

Interest paid was $167,000, $108,000 and $298,000 in 2001, 2000 and 1999,
respectively. There were no income taxes paid in 2001, 2000 or 1999 due to net losses incurred.

NOTE 14
RELATED PARTY TRANSACTIONS:

A partner in the firm which acts as primary legal counsel to SLT is also a director and stockholder of SLT. In 2001, 2000 and 1999, the firm's legal fees were approximately $60,000, $111,000 and $69,000 respectively.

NOTE 15
BUSINESS SEGMENT AND GEOGRAPHIC DATA:

SLT is engaged primarily in one business segment: the design, development and manufacture of laser products and the marketing of those laser products as well as other instruments for medical applications. Registrant markets its offerings through traditional sales efforts as well as through the provision of fee based surgical services. SLT's customers are primarily hospitals and medical centers. For the years 2001, 2000 and 1999, SLT did not have material net sales to any one individual customer.

SLT reports net sales in the following categories (in thousands of dollars):

                                                                      2001                 2000                 1999
                                                                      ----                 ----                 ----
     Disposables and accessories                                    $4,666               $5,283               $5,910
     Laser system sales and related maintenance                      1,371                1,446                1,384
     Surgical services                                               3,975                2,200                  657
     -----------------------------------------------------------------------------------------------------------------
     Total net sales                                               $10,012               $8,929               $7,951
     =================================================================================================================

For the years 2001, 2000 and 1999, there were no material net sales attributed to an individual foreign country. Net sales by geographic area are as follows (in thousands of dollars):

                                                                      2001                 2000                1999
                                                                      ----                 ----                ----
     Domestic                                                       $8,681               $7,918               $7,043
     Foreign                                                         1,331                1,011                  908
     -----------------------------------------------------------------------------------------------------------------
     Total net sales                                               $10,012               $8,929               $7,951
     =================================================================================================================

NOTE 16
COMMITMENTS AND CONTINGENCIES:

SLT leases office space and equipment under various non-cancelable operating leases expiring through 2006. For fiscal 2001, 2000 and 1999, rental payments were $287,000, $387,000 and $511,000, respectively. 2001 and 2000 rental payments related primarily to facilities in Montgomeryville, Pennsylvania and Tuscaloosa, Alabama. 1999 rental payments related to Montgomeryville, Pennsylvania only. Future minimum rental payments under operating leases are as follows (in thousands of dollars):

                                            2002         2003          2004         2005          2006
  -----------------------------------------------------------------------------------------------------
  Minimum rental payments                   $293         $261          $259         $247          $123
  =====================================================================================================

SLT has severance agreements with certain key executives and employees which create certain liabilities in the event of their termination of employment without cause, or following a change in control of SLT. The aggregate commitment under these executive severance agreements, should all covered executives and employees be terminated other than for cause, was approximately $702,000 at December 30, 2001. Should all covered executives be terminated following a change in control of SLT, the aggregate commitment under these executive severance agreements at December 30, 2001 was approximately $363,000.

NOTE 17
QUARTERLY FINANCIAL DATA (UNAUDITED):

                                                                    FOR THE QUARTER ENDED
                                                              (IN THOUSANDS, EXCEPT PER SHARE)
---------------------------------------------------------------------------------------------------------------------
2001                                                      April 1        July 1        Sept. 30          Dec. 30
---------------------------------------------------------------------------------------------------------------------
Net sales                                                  $2,271        $2,685          $2,795           $2,261
Gross profit                                                1,091         1,423           1,324              904
Net income (loss)                                            (215)           36               2             (409)
Basic and diluted earnings (loss) per share                ($0.09)        $0.02           $0.00           ($0.18)
---------------------------------------------------------------------------------------------------------------------
2000                                                      April 2        July 2          Oct. 1        Dec. 31
---------------------------------------------------------------------------------------------------------------------
Net sales                                                  $1,837        $2,022          $2,513           $2,557
Gross profit                                                1,065         1,063           1,425            1,424
Net income                                                     87            42              61               51
Basic and diluted earnings per share                        $0.04         $0.02           $0.03            $0.02
---------------------------------------------------------------------------------------------------------------------
1999                                                      April 4        July 4          Oct. 3           Jan. 2
---------------------------------------------------------------------------------------------------------------------
Net sales                                                  $2,262        $1,970          $1,915           $1,804
Gross profit                                                1,291         1,086           1,123            1,065
Net income (loss)(1)                                         (277)       (1,715)             47               62
Basic and diluted earnings (loss) per share                ($0.14)       ($0.87)          $0.02            $0.03

(1) Includes a non-recurring charge of $1,440,000 for the quarter ended July 4, 1999 (see Note 10).


                                              SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

            COLUMN A                COLUMN B                   COLUMN C               COLUMN D           COLUMN E
            --------                --------                   --------               --------           --------
                                                        ADDITIONS CHARGED TO
                                                        --------------------
                                   BALANCE AT                                                           BALANCE AT END
                                   BEGINNING OF        COST AND       OTHER                             OF  PERIOD
DESCRIPTION                          PERIOD            EXPENSES      ACCOUNTS       DEDUCTIONS (1)
-----------------------------------------------------------------------------------------------------------------------
                                                            (IN THOUSANDS)
FOR THE YEAR ENDED DECEMBER 30,
2001

Reserve for Doubtful Accounts           $487              $ 8             -               $13               $482
=======================================================================================================================

FOR THE YEAR ENDED DECEMBER 31,
2000

Reserve for Doubtful Accounts           $489              $25             -               $27               $487
=======================================================================================================================

FOR THE YEAR ENDED JANUARY 2,
2000

Reserve for Doubtful Accounts           $138             $431             $4              $84               $489
=======================================================================================================================

(1) Represents write-offs of specific accounts receivable.


ITEM 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-------        ---------------------------------------------------------------
               FINANCIAL DISCLOSURES.
               ----------------------

Not Applicable.

PART III
--------

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT
--------       ----------------------------------------------

EXECUTIVE OFFICERS
------------------

The following table presents information about our executive officers as of March 14, 2002:

Name                                         Age     Positions
----                                         ---     ----------
Michael R. Stewart                           44      President and Chief Executive Officer

Davis Woodward                               54      Vice President and Chief Financial Officer and Secretary

Robert L. Crutchfield                        44      Vice President of Business Development


Michael R. Stewart has served as our President and Chief Executive Officer and as a director since July 1999. From October 1990 to July 1999, Mr. Stewart served as our Vice President and Chief Financial Officer.

Davis Woodward has served as our Vice President and Chief Financial Officer since October 1999 and served as our Vice President, Legal & Tax Affairs from January 1995 until October 1999. From July 1990 to January 1995, Mr. Woodward served as our Assistant General Counsel and Director of Tax Planning. He has served as our Secretary since November 1990.

Robert L. Crutchfield has served as our Vice President of Business Development and President and Chief Executive Officer of our SIS subsidiary since June 2000. Prior to joining us, Mr. Crutchfield had served as President and CEO of Surgical Innovation & Services, Inc. since November 1994.

DIRECTORS
---------

The following table presents information about our directors as of March 14, 2002:

Name of Director               Age                     Principal Occupation                       Director Since
----------------               ---                     --------------------                       --------------
Richard J. DePiano............. 60      Chairman and Chief Executive Officer of  Escalon                  1986
                                          Medical Corp.
Sheldon M. Bonovitz............ 64      Chairman and Partner, Duane Morris LLP                            1985

Jay L. Federman................ 64      Ophthalmologist and attending Surgeon and Co-Director             1987
                                          of Research, Wills Eye Hospital and Chief of
                                          Ophthalmology at Medical College of Pennsylvania
Michael R. Stewart............. 44      President and Chief Executive Officer                             1999

James Lee Stafford............. 61      Managing Partner, Watkins, Ward and Stafford, PLLC                2000

Directors will serve until the 2002 Annual Meeting and until the due election of their respective successors.

Except as set forth below, each of the nominees has been engaged in his principal occupation described above for the past five years. There are no family relationships among our directors or officers.

Richard J. DePiano has served as the Chairman of our Board of Directors since July 1995. Since March 1997, Mr. DePiano has served as Chairman and Chief Executive Officer of Escalon Medical Corp., of which he is also a director. Mr. DePiano has been the Chief Executive Officer of The Sandhurst Company, L.P. and the Managing Director of The Sandhurst Venture Fund since 1986. Mr. DePiano is also a Director of PhotoMedex, Inc.

Sheldon M. Bonovitz has been a partner in the law firm of Duane Morris LLP, Philadelphia, Pennsylvania, since 1969, where he also serves as Chairman and a member of the management committee. Mr. Bonovitz also serves as a director of Comcast Corporation and EResearchTechnology, Inc.

Jay L. Federman, M.D. has been an attending surgeon at Wills Eye Hospital, Philadelphia, Pennsylvania, since 1980 and an ophthalmologist in private practice since 1968. Dr. Federman was a founder of SITE Microsurgical Systems, Inc. and serves as a director of Escalon Medical Corp. and Chief of Ophthalmology at the Medical College of Pennsylvania.

Michael R. Stewart has served as our President and Chief Executive Officer and a Director since July 1999. Prior to Mr. Stewart's appointment as President and Chief Executive Officer, he had served as our Vice President and Chief Financial Officer since October 1990.

James Lee Stafford has been a managing partner in the CPA firm of Watkins, Ward and Stafford, PLLC since 1985.

ITEM 11.       EXECUTIVE COMPENSATION
--------       ----------------------

DIRECTOR COMPENSATION
---------------------

Each of our directors who is not one of our officers or employees (an "Outside Director") receives an annual retainer of $15,000 and a fee of $500 for each committee meeting attended other than meetings held in conjunction with meetings of the Board of Directors.

We also maintain the Second Amended and Restated Stock Option Plan for Outside Directors (the "Outside Director Plan") and the 2000 Equity Incentive Plan (the "2000 Plan"). The Outside Director Plan expired in May 2000 with respect to future grants. At its expiration, the Outside Director Plan had 50,700 options outstanding. Pursuant to the terms of the 2000 Plan, each person who is or becomes an Outside Director is entitled to receive nonqualified options ("Director Options"). Individuals who first become Outside Directors after adoption of the Plan will receive Options to purchase 10,000 shares on the 15th day after first being elected to the Board, with the number increasing to 15,000 if the individual is elected to serve as Chairman. Each Outside Director is also entitled to receive Options to purchase 10,000 shares upon completion of three years of service since the most recent grant of options under the 2000 Plan or under our Outside Director Plan, with the number increasing to 15,000 if the Outside Director has served as Chairman during the three-year period. The exercise price for all Director Options is 100% of the fair market value of the Common Stock on the date of grant. Director Options are exercisable in three equal consecutive annual installments commencing one year from the date of grant, but all Director Options become immediately exercisable upon the consummation of any business combination transaction involving the sale of all or substantially all of the assets to, or the acquisition of shares our Common Stock representing more that 50% of the votes which all of our stockholders are entitled to cast by, any person who is not one of our affiliates prior to the transaction. Director Options terminate upon the earliest to occur of: (a) ten years from the grant date; (b) one year after the Outside Director's death if such death occurs while the optionee is an Outside Director or within the three-month or three-year period specified in the next two clauses; (c) three months after the optionee ceases to serve as an Outside Director for any reason other than death or disability, except as noted in clause (b) above; or (d) three years after the optionee ceases to serve as an Outside Director due to disability, except as noted in clause (b) above.

We have reserved an aggregate of 250,000 shares of Common Stock for issuance under the 2000 Plan. There are outstanding options issued to Outside Directors to purchase 110,700 of these shares.

EXECUTIVE OFFICER COMPENSATION
------------------------------

The following table sets forth information with respect to compensation we paid during each of the three fiscal years in the period ended December 30, 2001 to our Chief Executive Officer and our other executive officers whose annual salary and bonus in 2001 exceeded $100,000.

                           SUMMARY COMPENSATION TABLE


                                                                                  Long-Term
                                                     Annual Compensation          Compensation
                                                     -------------------          Awards
                                                                                  ------               All Other
Name & Principal Position               Year      Salary ($)     Bonus ($)        Options           Compensation (3)
-------------------------               ----      ----------     ---------        -------           ----------------
                                                                                    (#)                   ($)
                                                                                    ---                   ---
Michael R. Stewart                      2001         196,730             -              -                 5,151
President, Chief Executive              2000         187,784        23,125         50,000(1)              3,140
Officer and Director                    1999         169,507             -         50,000                   643

Davis Woodward                          2001         139,435             -              -                 3,838
Vice President, Chief Financial         2000         136,379        13,434         20,000                 3,073
Officer                                 1999         132,384             -         27,500(2)              1,285

Robert L. Crutchfield                   2001         160,730             -              -                 3,165
Vice President of Business              2000         112,823        30,000         30,000                 2,417(4)
Development

------------

(1)   These options were granted in 2001 for services rendered in 2000.
(2)   These options were granted in 2000 for services rendered in 1999.
(3) Except as described in note 4 below, these amounts represent contributions a defined contribution retirement plan or premiums for supplementary life insurance, as follow:


      Name                           Year                Retirement Plan           Supplementary Life
      ----                           ----                ---------------           ------------------
      Mr. Stewart                    2001                      $3,160                      $1,991
                                     2000                       2,497                         643
                                     1999                           -                         643

      Mr. Woodward                   2001                       2,001                       1,837
                                     2000                       1,788                       1,285
                                     1999                           -                       1,285

      Mr. Crutchfield                2001                       2,665                         500

(4)   Represents payments for contributions to Mr. Crutchfield's Simple IRA
      Plan.


We did not grant any options during the fiscal year ended December 30, 2001 to the persons named in the Summary Compensation Table above.

The following table sets forth information with respect to options that the persons named in the Summary Compensation Table above held at December 30, 2001. None of these individuals exercised any options during the fiscal year ended December 30, 2001. No outstanding options were in the money at December 30, 2001.

                          FISCAL YEAR-END OPTION VALUES


                                                                 Number of Unexercised Options
                                                                     at Fiscal Year End
                                                             ------------- -----------------------
              Name                                            Exercisable           Unexercisable
              ----                                            -----------           -------------
              Michael R. Stewart                                   64,134                  66,666
              Davis Woodward                                       34,767                  38,333
              Robert L. Crutchfield                                10,000                  20,000

EMPLOYMENT AND OTHER AGREEMENTS

We have entered into an employment agreement with Michael R. Stewart under which he serves as our President and Chief Executive Officer for successive one-year terms expiring December 31 of each year absent at least three months' prior written notice of termination by either party. Mr. Stewart's minimum annual base salary under the agreement is $185,000 and the agreement provides that he will be eligible for a bonus of 50% of base salary pursuant to bonus programs developed by the Board of Directors based on objective criteria related to our results of operations. Mr. Stewart did not receive any bonus under the 2001 bonus program. If we terminate Mr. Stewart's employment without cause during the term of the agreement (other than following a change in control as described below), Mr. Stewart will be entitled to severance benefits equal to continuation of his base salary, health, disability and life insurance for a one-year period and the right to exercise options which are not then exercisable for a period equal to the lesser of the original term of such options or an extended exercise period, which is one year from the date of termination for all options granted after 1996 and five years from the date of termination for all options granted before 1997. If we terminate Mr. Stewart's employment without cause within two years following a change in control or if he resigns his employment within two years after a change in control following (a) the relocation of his principal business location by more than 35 miles, (b) a significant reduction in his duties and responsibilities from those existing prior to the change in control or (c) a reduction in his then-current base salary, Mr. Stewart will be entitled to severance benefits equal to continuation of his base salary and his health, disability and life insurance for a one year period and the right to exercise any options granted under the agreement which are not otherwise exercisable for a period equal to the lesser of the original term of such options or an extended exercise period, which is one year from the date of termination for all options granted after 1996 and five years from the date of termination for all options granted before 1997. As part of the original agreement in October 1999, we granted Mr. Stewart options to purchase 50,000 shares of Common Stock at the market price. We provide long-term disability insurance equal to 60% of Mr. Stewart's base salary, a $1 million life insurance policy and automobile, vacation and other insurance benefits as are available to our other senior executive officers. During the term of the agreement and for a period of one year thereafter, Mr. Stewart cannot compete with us in any respect, interfere with our business relationships or solicit business from our customers.

We have a severance benefits program for specified key employees, including Messrs. Woodward and Crutchfield. Under the terms of this program, if we terminate a participant's employment other than for cause and other than following a change in control, the participant is entitled to continue receiving his then-current base salary and coverage under the medical, dental, supplemental life and supplemental disability insurance policies, if any, we are providing at the time of termination for a specified period, with the obligation to provide such insurance coverage terminating in the event the participant obtains substantially the same coverage from a new employer. Mr. Woodward and Mr. Crutchfield are entitled to continue receiving such base salary and insurance coverage for a period of one year under the foregoing circumstances. In addition, if, within two years following a change in control, a participant's employment is terminated without cause or the participant resigns following (a) the relocation of his principal business location, (b) a significant reduction in the duties or responsibilities from those existing prior to the change in control, or (c) a reduction in his then-current base salary, then, in any such event, the participant is also entitled to continue receiving his then-current base salary and coverage under the aforementioned insurance program (subject to the restriction described above) for a specified period. Mr. Woodward is entitled to continue receiving his respective base salary for a period of 12 months under such circumstances. In addition, under such circumstances, Mr. Woodward is also entitled to continue receiving the aforementioned insurance coverages for a period of 12 months, and all unvested options which he holds become exercisable in full and all outstanding options remain exercisable for the lesser of the remaining scheduled term thereof or an extended exercise period, which is one year for options granted after December 1996 and five years for options granted before January 1997.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The Compensation Committee of our Board of Directors consists of Sheldon M. Bonovitz, Richard J. DePiano and Jay L. Federman. Mr. Bonovitz is the Chairman and a Partner of Duane Morris LLP, our outside legal counsel.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------       --------------------------------------------------------------

The following table sets forth information about each person whom we know to be the beneficial owner of more than 5% of our Common Stock:

                                          Number of                    Percent
Name and Address                          Shares                       of Class
----------------                          ------                       --------
Steven T. Newby........................   160,600                        6.90%
6116 Executive Blvd.
Rockville, MD 20852

Robert L. Crutchfield..................   140,000                        6.01%
1003 23rd Avenue Suite B
Tuscaloosa, AL 35401

Kontron Instruments Holding N.V........   139,130                        5.98%
Julianaplein 22
Curacao, Netherlands Antilles

SECURITY OWNERSHIP OF MANAGEMENT

The following table sets forth information about the beneficial ownership of our Common Stock as of March 14, 2002 by each director, each executive officer named in the Summary Compensation Table and by all of our directors and executive officers as a group. The persons named in the table below have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to community property laws where applicable and the information contained in the table and notes thereto.
                                                  Shares Beneficially Owned
                                                  -------------------------
Name                                              Number (1)        Percent
----                                              ----------        -------

Robert L. Crutchfield.........................   150,000            6.42%
James Lee Stafford............................   108,334            4.65%
Davis Woodward................................    90,383            3.80%
Michael R. Stewart ...........................    82,087            3.41%
Jay L. Federman ..............................    66,073 (2)        2.81%
Richard J. DePiano ...........................    50,900            2.15%
Sheldon M. Bonovitz ..........................    27,334 (3)        1.16%

All directors and executive officers as a
group (7 persons)............................    575,111           22.55%

------------
(1) Includes shares issuable under outstanding stock options exercisable within 60 days after March 14, 2002 in the following amounts:


           Name                                                        Number
           ----                                                        ------

           Mr. Crutchfield                                             10,000
           Mr. Stafford                                                 3,334
           Mr. Woodward                                                50,061
           Mr. Stewart                                                 80,801
           Dr. Federman                                                19,234
           Mr. DePiano                                                 35,900
           Mr. Bonovitz                                                22,234
           All directors and executive officers as a group            221,564

(2) Includes 2,499 shares owned by Dr. Federman's child. Dr. Federman disclaims beneficial ownership of such 2,499 shares.

(3) Includes 5,100 shares owned by a pension trust of which Mr. Bonovitz is the beneficiary.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------       ----------------------------------------------

Sheldon M. Bonovitz, one of our directors, is the Chairman and a Partner of Duane Morris LLP, our outside legal counsel.

PART IV

ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.
--------       ----------------------------------------------------------------

(A)     1.     FINANCIAL STATEMENTS                                                             PAGE
               --------------------                                                             ----
Consolidated Balance Sheets at December 30, 2001 and December 31, 2000............................22

Consolidated Statements of Operations and Other Comprehensive Income (Loss)
   for each of the three years in the period ended December 30, 2001..............................23

Consolidated Statements of Stockholders' Equity for each of the three years in the period ended December 30, 2001.................................................................24

Consolidated Statements of Cash Flows for each of the three years in the period ended December 30, 2001.................................................................25

Notes to Consolidated Financial Statements........................................................26
Report of Independent Certified Public Accountants................................................20
Report of Independent Public Accountants..........................................................21

        2.     FINANCIAL STATEMENT SCHEDULES                                                    PAGE
               -----------------------------                                                    ----

Schedule II - Valuation and Qualifying Accounts for the three years in the period ended December 30, 2001........................................................................39

We have omitted other schedules because of the absence of conditions under which they are required or because the required information is given in the consolidated financial statements or notes thereto.

(B)     REPORTS ON FORM 8-K
---     -------------------

No reports on Form 8-K were filed during the fourth quarter of the fiscal year ended December 30, 2001.

(C)      EXHIBITS
---      --------

Exhibit Number        Description of Exhibit
--------------        ----------------------

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

10.2* Registrant's Equity Incentive Plan, as amended through October 10, 1996, incorporated by reference to Exhibit 4 filed with Registrant's Form S-8 Registration Statement filed on January 3, 1997, Registration No. 333-19229 ("the 1996 Form S-8").

10.3* Second Amended and Restated Stock Option Plan for Outside Directors of Registrant, incorporated by reference to Exhibit 4(B) filed with Registrant's Form S-8 Registration Statement filed on August 19, 1994, Registration No. 33-83074 (the "1994 Form S-8").

10.4 Collaboration and Assignment Agreement dated as of March 7, 1995 among Registrant, Daniel M. Schuman, M.D. and the AMERICA Charitable Fund, incorporated by reference to Exhibit 10.7 filed with Registrant's Amendment No. 1 to Annual Report on Form 10-K/A filed on August 28, 1996 (the "1995 Form 10-K/A").

10.5* Registrant's 1997 Executive Staff Bonus Program adopted January 17, 1997, incorporated by reference to Exhibit 10.54 filed with Registrant's Amendment No. 1 to Annual Report on Form 10-K/A for the fiscal year ended December 29, 1996 filed on April 7, 1997 ("the 1996 Form 10-K/A").

10.6 Employment Agreement dated March 1, 1987 between Registrant and Norio Daikuzono, incorporated by reference to Exhibit 10.22 filed with the Form S-1, as amended by Settlement Agreement and Limited Mutual Release dated November 7, 1997 incorporated by reference to Exhibit 10.9 filed with Registrant's Annual Report on Form 10-K for the fiscal year ended December 28, 1997, filed on March 25, 1998 ("the 1997 Form 10-K").

10.7 License Agreement dated December 11, 1990 among Registrant, Advanced Laser Systems Technology, Inc., Robert E. McKinney, Dennis R. Bellar, Randel W. Owen, and Jim D. Keatley, incorporated by reference to
         Exhibit 10.11 filed with the 1990 Form 10-K.

10.8* Form of Agreements dated June 12, 1992 between Registrant and Executive Officers with respect to severance and change of control benefits, incorporated by reference to Exhibit 10.40 filed with Registrant's 1992 Form 10-K, as amended by Letter Agreement dated January 24, 1997 incorporated by reference to Exhibit 10.36 filed with Registrant's 1996 Form 10-K/A.

10.9 Investment Agreement dated December 8, 1994 between Registrant and Kontron Instruments Holding N.V., incorporated by reference to Exhibit
         10.42 filed with Registrant's 1994 Form 10-K.

10.10 Amendment to Confidentiality and Non-Compete Agreement dated April 28, 1994 between Registrant and Terry A. Fuller, amending Confidentiality and Non-Compete Agreement dated June 6, 1990, incorporated by reference to Exhibit 10.43 filed with Registrant's 1994 Form 10-K, as amended pursuant to Severance Agreement dated November 5, 1996, between Registrant and Dr. Fuller, incorporated by reference to Exhibit 10.3 filed with Registrant's Third Quarter 1996 Form 10-Q, and as further amended pursuant to Addendum dated December 20, 1996, between Registrant and Dr. Fuller, incorporated by reference to Exhibit 10.43 filed with Registrant's 1996 Form 10-K/A.

10.11* Employment Agreement dated October 5, 1999, between Registrant and Michael R. Stewart, incorporated by reference to Exhibit 10.25 filed with Registrant's Annual Report on Form 10-K for the fiscal year ended January 2, 2000 filed on March 23, 2000.

10.12 Revolving Loan Agreement, dated May 31, 2000, between Registrant and AmSouth Bank, incorporated by reference to Exhibit 10.26 filed with Registrant's Form 10-Q for the quarter ended July 2, 2000 filed on August 14, 2000 ("the Second Quarter 2000 Form 10-Q").

10.13 Master Note for Business and Commercial Loans, dated May 31, 2000, between Registrant and AmSouth Bank, incorporated by reference to
         Exhibit 10.27 filed with Registrant's Second Quarter 2000 Form 10-Q.

10.14 Security Agreement (Accounts, Inventory and General Intangibles), dated May 31, 2000, granted by Registrant to AmSouth Bank, incorporated by reference to Exhibit 10.28, filed with Registrant's Second Quarter 2000 Form 10-Q.

10.15 Security Agreement for Tangible Personal Property, dated May 31, 2000, granted by Registrant to AmSouth Bank, incorporated by reference to
         Exhibit 10.29, filed with Registrant's Second Quarter 2000 Form 10-Q.

10.16 Limited Security Agreement (Alabama), dated May 31, 2000, granted by Registrant to AmSouth Bank, incorporated by reference to Exhibit 10.30, filed with Registrant's Second Quarter 2000 Form 10-Q.

10.17 Lease Agreement, dated May 18, 2000, between Mike Kilgo and Karen Kilgo, Lessor, and Surgical Innovations & Services, Inc., Lessee, for premises at 1001 23rd Avenue, Tuscaloosa, Alabama, incorporated by reference to Exhibit 10.31, filed with Registrant's Second Quarter 2000 Form 10-Q.

10.18* Confidentiality and Severance Agreement, dated May 31, 2000, between Registrant and Robert L. Crutchfield, incorporated by reference to
         Exhibit 10.32, filed with Registrant's Second Quarter 2000 Form 10-Q.

10.19 Agreement and Plan of Reorganization dated May 5, 2000 by and among Registrant, SLT Subsidiary, Inc., Surgical Innovations & Services, Inc., and Robert L. Crutchfield, James Lee Stafford and John E. Griffin, MD, incorporated by reference to Exhibit 1 filed with Registrant's Form 8-K, filed on June 15, 2000.

10.20* Surgical Laser Technologies, Inc. 2000 Equity Incentive Plan, incorporated by reference to Exhibit 4 filed with Registrant's Form S-8 filed on November 1, 2000, Registration No. 333-49110.

10.21 Lease Renewal Agreement dated January 18, 2001 between Registrant and Nappen & Associates, incorporated by reference to Exhibit 10.35, filed with the Registrant's Form 10-K, filed on March 30, 2001.

10.22    Letter of waiver from AmSouth Bank, dated January 30, 2002.

10.23 Letter from AmSouth Bank dated March 6, 2002, clarifying the effect of a correction to language in Section 7.02 of the Revolving Loan Agreement between Registrant and AmSouth Bank.

10.24 First Amendment to Revolving Loan Agreement, dated February 20, 2002, between Registrant and AmSouth Bank.

21       Subsidiaries of Registrant.

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


Dated:   March 29, 2002                     SURGICAL LASER TECHNOLOGIES, INC.

                                            By:  /s/ Michael R. Stewart
                                                -----------------------
                                            Michael R. Stewart
                                            President and Chief Executive
                                            Officer

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

Signatures                             Title                                                   Date
----------                             -----                                                   ----
/s/ Michael R. Stewart                 President, Chief Executive Officer and                  March 29, 2002
----------------------
Michael R. Stewart                     Director (principal executive officer)

/s/ Davis Woodward                     Vice President and Chief Financial Officer (principal   March 29, 2002
------------------
Davis Woodward                         financial and accounting officer)

/s/ Richard J. DePiano                 Chairman of the Board and                               March 29, 2002
----------------------
Richard J. DePiano                     Director

/s/ Sheldon M. Bonovitz                Director                                                March 29, 2002
-----------------------
Sheldon M. Bonovitz

/s/ Jay L. Federman                    Director                                                March 29, 2002
-------------------
Jay L. Federman

/s/ James Lee Stafford                 Director                                                March 29, 2002
----------------------
James Lee Stafford