Form 10-Q
period 2002-03-31
SURGICAL LASER TECHNOLOGIES INC /DE/
filed 2002-05-10
CIK 854099

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002
                                                 --------------

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes (X) No ( )


          On May 8, 2002 the registrant had outstanding 2,327,965 shares of Common Stock, $.0l par value.

                        SURGICAL LASER TECHNOLOGIES, INC.
                                AND SUBSIDIARIES


                                      INDEX



PART I. FINANCIAL INFORMATION:                                             PAGE
------------------------------                                             ----

  ITEM 1. Financial Statements:

       a. Condensed Consolidated Balance Sheets March 31, 2002                3
          (unaudited) and December 30, 2001

       b. Condensed Consolidated Statements of Operations and Other           4
          Comprehensive Loss (unaudited) for the quarters ended
          March 31, 2002 and April 1, 2001

       c. Condensed Consolidated Statements of Cash Flows (unaudited)         5
          for the quarters ended March 31, 2002 and April 1, 2001

       d. Notes to Condensed Consolidated Financial Statements              6-8
          (unaudited)

  ITEM 2. Management's Discussion and Analysis of                          8-10
          Financial Condition and Results of Operations

PART II.  OTHER INFORMATION:
----------------------------

  Item 1.   Legal Proceedings                                                11
  SIGNATURES                                                                 12

                          PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements
----------------------------


                                         SURGICAL LASER TECHNOLOGIES, INC.
                                                 AND SUBSIDIARIES
                                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                         (In thousands, except par value)
                                                                               March 31, 2002     Dec. 30, 2001
                                                                                    (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                                                              $896              $497
  Short-term investments                                                                1,110             1,519
  Accounts receivable, net of allowance for doubtful                                    1,865             1,824
  Inventories (Note 3)                                                                  2,833             3,006
  Other                                                                                   438               414
                                                                            ------------------------------------
   Total current assets                                                                 7,142             7,260

Property and equipment, net                                                             3,058             3,151
Intangible assets                                                                         908               927
Other assets                                                                              115               127
                                                                            -----------------------------------
   Total assets                                                                       $11,223           $11,465
                                                                            ====================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt                                                      $177              $173
  Note payable                                                                            118                --
  Accounts payable                                                                        642               851
  Accrued liabilities                                                                     553               411
                                                                            ------------------------------------
   Total current liabilities                                                            1,490             1,435
                                                                            ------------------------------------

Long-term debt                                                                          2,698             2,937

Stockholders' equity:
  Common stock, $.01 par value, 30,000 shares authorized, 2,328 shares
     issued and outstanding                                                                23                23
  Additional paid-in capital                                                           33,727            33,725
  Accumulated deficit                                                                 (26,719)          (26,666)
  Accumulated other comprehensive income                                                    4                11
                                                                            ------------------------------------
  Total stockholders' equity                                                            7,035             7,093
                                                                            ------------------------------------
   Total liabilities and stockholders' equity                                         $11,223           $11,465
                                                                            ====================================


The accompanying notes are an integral part of these condensed consolidated financial statements.


                        SURGICAL LASER TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (In thousands, except per share data)


                                                                  For the Quarter Ended:
                                                           March 31, 2002      April 1, 2001
Net sales                                                          $2,759             $2,271
Cost of sales                                                       1,566              1,180
                                                          -----------------------------------
  Gross profit                                                      1,193              1,091
                                                          -----------------------------------

Operating expenses:
  Selling, general and administrative                               1,138              1,159
  Product development                                                 117                147
                                                          -----------------------------------
                                                                    1,255              1,306
                                                          -----------------------------------

Operating loss                                                        (62)              (215)

Interest expense                                                       33                 47
Interest income                                                       (42)               (47)
                                                          -----------------------------------
Loss before income taxes                                              (53)              (215)
Provision for income taxes                                             --                 --
                                                          -----------------------------------
  Net loss                                                           ($53)             ($215)
                                                          ===================================

Basic and diluted loss per share                                   ($0.02)            ($0.09)
                                                          ===================================

Shares used in calculating basic loss per share                     2,328              2,328
Shares used in calculating diluted loss per share                   2,328              2,328
                                                          ===================================



                        SURGICAL LASER TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED STATEMENTS OF
                      OTHER COMPREHENSIVE LOSS (UNAUDITED)
                                 (In thousands)

                                                                  For the Quarter Ended:
                                                           March 31, 2002      April 1, 2001
Net loss                                                             ($53)             ($215)
Other comprehensive loss:
  Unrealized securities gains arising during period                     2                  7
  Less: reclassification for gains included in net loss                (9)               (13)
                                                          ------------------------------------
Increase in accumulated other comprehensive loss                       (7)                (6)
                                                          ------------------------------------
Total comprehensive loss                                             ($60)             ($221)
                                                          ====================================



The accompanying notes are an integral part of these condensed consolidated financial statements.


                                      SURGICAL LASER TECHNOLOGIES, INC.
                                              AND SUBSIDIARIES
                         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                               (In thousands)

                                                                                  For the Quarter Ended:
                                                                           March 31, 2002       April 1, 2001
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                           ($53)              ($215)
  Adjustments to reconcile net loss to net cash provided by
  (used in) operating activities:
     Depreciation and amortization                                                    202                 233
     Provision for bad debts                                                           --                 (50)
     (Increase) decrease in assets:
       Accounts receivable                                                            (41)                401
       Inventories                                                                    130                (235)
       Other current assets                                                           (24)               (101)
       Other assets                                                                     9                 (24)
     Increase (decrease) in liabilities:
       Accounts payable                                                               (33)                101
       Accrued liabilities                                                            142                (249)
                                                                         ------------------------------------
         Net cash provided by (used in) operating activities                          332                (139)
                                                                         ------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sales of short-term investments                                       402                  81
  Purchases of property and equipment                                                 (39)                (17)
  Patent costs                                                                         (4)                 (3)
                                                                         ------------------------------------
         Net cash provided by investing activities                                    359                  61
                                                                         ------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on long-term debt                                                          (40)                (30)
  Payments on note payable                                                            (23)                 --
  Net advances (payments) on line of credit                                          (229)                133
                                                                         ------------------------------------
         Net cash provided by (used in) financing activities                         (292)                103
                                                                         ------------------------------------

Net increase in cash and cash equivalents                                             399                  25

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                        497                 702
                                                                         ------------------------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                             $896                $727
                                                                         ====================================


The accompanying notes are an integral part of these condensed consolidated financial statements.

                        SURGICAL LASER TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
        ----------------------------------------------------------------

1.   Basis of Presentation:

The condensed consolidated financial statements of the Company for the three-month periods ended March 31, 2002 and April 1, 2001 have been prepared by the Company without audit by the Company's independent auditors. In the opinion of the Company's management, all adjustments necessary to present fairly the financial position, results of operations and cash flows of the Company as of March 31, 2002 and for the periods ended March 31, 2002 and April 1, 2001 have been made. Those adjustments consist only of normal and recurring adjustments. The condensed consolidated balance sheet of the Company as of December 30, 2001 has been derived from the audited consolidated balance sheet of the Company as of that date.

Certain information and note disclosures normally included in our annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in our Form 10-K annual report for 2001 filed with the Securities and Exchange Commission.

     Interim Financial Information:

While we believe that the disclosures presented are adequate to prevent misleading information, it is suggested that the unaudited condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes included in our Form 10-K report for the fiscal year ended December 30, 2001, as filed with the Securities and Exchange Commission. Interim results for the quarter ended March 31, 2002 are not necessarily indicative of the results to be expected for the full year.

2.   Supplemental Cash Flow Information:

There were no material income taxes paid for the quarters ended March 31, 2002 and April 1, 2001. Interest paid for the quarters ended March 31, 2002 and April 1, 2001 was $35,000 and $47,000, respectively. For the period ending March 31, 2002, non-cash operating and financing activities consisted of the reclassification of payables to a capital lease agreement in the amount of $35,000 and a reclassification from accounts payable to notes payable amounting to $141,000.

3.   Inventories:

Inventories at March 31, 2002 and December 30, 2001 were as follows (in thousands of dollars)

                                          March 31, 2002   December 30, 2001
                                          --------------   -----------------
  Raw material and work-in-process                $1,862              $1,913
  Finished goods                                     971               1,093
  ---------------------------------------------------------------------------
    Total Inventories                             $2,833              $3,006
  ===========================================================================

4.   Accrued Liabilities:

During the first quarter of 2002, the Company received $223,000 of unclaimed funds previously set aside in July 1999 for the redemption of the Company's subordinated notes. This amount is included in accrued liabilities at March 31, 2002.

5.   Basic and Diluted Loss Per Share:

Basic and diluted loss per share have been computed under the guidelines of Statement of Financial Accounting Standards No. 128 "Earnings per Share" ("SFAS No. 128") as follows (in thousands except for per share amounts):

                                                 For the Quarter Ended:
                                         March 31, 2002       April 1, 2001
                                         --------------       -------------
  Basic EPS Calculation
    Net loss                                       ($53)              ($215)
    Denominator:
      Common Stock Outstanding                    2,328               2,328
                                       -------------------------------------
    Basic EPS                                    ($0.02)             ($0.09)
                                       =====================================

  Diluted EPS Calculation
    Net loss                                       ($53)              ($215)
    Denominator:
      Common Stock Outstanding                    2,328               2,328
                                       -------------------------------------
    Diluted EPS                                  ($0.02)             ($0.09)
                                       =====================================

For the quarters ended March 31, 2002 and April 1, 2001, the Company had common stock options and warrants outstanding of 604,000 and 615,000, respectively. Due to the net losses incurred for the quarters ended March 31, 2002 and April 1, 2001, the inclusion of these common share equivalents had an anti-dilutive effect when calculating diluted loss per share under SFAS No. 128, and as a result, were excluded from the calculations.

6.   Bank Borrowings:

The Company has a $3 million credit facility from a bank. The credit facility has a commitment term of three years expiring June 2003, permits deferment of principal payments until the end of the commitment term, and is secured by the Company's business assets, including collateralization of $2 million of the Company's cash and cash equivalents and short-term investments. The credit facility has an interest rate of either the 30, 60, 90 or 180 day floating LIBOR plus 2.25% and is subject to certain covenants and borrowing base certificates, as defined, with which the Company was in compliance at March 31, 2002. The interest rate on the credit facility at March 31, 2002 was 4.15%. At March 31, 2002, the Company had $2,544,000 in outstanding obligations and $456,000 was available under the credit facility.

7.   Income Taxes:

In accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes", the Company has recorded no current provision for income taxes due to the loss incurred in the quarters ended March 31, 2002 and April 1, 2001, and has recorded no net deferred provision by reason of the loss incurred. Any benefit from such loss has been fully reserved due to uncertainties as to the realizability of such benefit based on the Company's historical results and the general market conditions which the Company continues to experience.

8.   Business Segment and Geographic Data:

The Company is engaged primarily in one business segment: the design, development and manufacture of laser products and the marketing of those laser products as well as other instruments for medical applications. The Company markets its offering through traditional sales efforts as well as through the provision of fee-based surgical services. The Company's customers are primarily hospitals and surgery centers. For the quarters ended March 31, 2002 and April 1, 2001, the Company did not have material net sales to any individual customer.

The Company reported net sales in the following categories (in thousands of dollars):

                                                      For the Quarter Ended:
                                                 March 31, 2002   April 1, 2001
                                                 --------------   -------------
  Disposables and accessories                            $1,107          $1,203
  Laser system sales and related maintenance                489             174
  Surgical services                                       1,163             894
  ------------------------------------------------------------------------------
  Total net sales                                        $2,759          $2,271
  ==============================================================================

For the quarters ended March 31, 2002 and April 1, 2001, there were no material net sales attributed to an individual foreign country. Net sales by geographic area were as follows (in thousands of dollars)

                                                      For the Quarter Ended:
                                                 March 31, 2002   April 1, 2001
                                                 --------------   -------------
  Domestic                                               $2,607          $2,016
  Foreign                                                   152             255
  -----------------------------------------------------------------------------
     Total net sales                                     $2,759          $2,271
  =============================================================================

9.   Recent Accounting Pronouncements:

On July 20, 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Intangible Assets". SFAS No. 141 eliminates the use of the pooling method of accounting and requires the use of purchase accounting for all business combinations initiated after June 30, 2001. It also provides guidance on purchase accounting related to the recognition of intangible assets separate from goodwill. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Under SFAS No. 142, goodwill will be tested annually and whenever events or circumstances occur indicating that goodwill might be impaired. SFAS No. 141 and SFAS No. 142 are effective for all business combinations completed after June 30, 2001. The Company is in the process of adopting these pronouncements. As of December 31, 2001, the beginning of fiscal 2002, the Company no longer amortizes goodwill. During the first quarter of 2001, the Company had goodwill amortization of $8,000. The Company's goodwill is subject to an annual impairment test, using a two-step process. If impairment losses are required to be recognized upon the initial application of this statement, they would be accounted for as a cumulative effect of the change in accounting principles. The Company has not yet completed the impairment tests prescribed by SFAS No. 142, but the Company does not believe the adoption of SFAS No. 142 will have a material impact on the Company's consolidated financial position or results of operation. The Company has reviewed the other intangible assets as of the beginning of fiscal 2002 and has determined that no changes were necessary.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations
-------------

OVERVIEW

We develop, manufacture and sell proprietary laser systems for both contact and non-contact surgery. In addition, we also deliver turn-key surgical services which include the provision of technicians, capital equipment and disposable and reusable products for specific surgical procedures. We provide our surgical services under both contractual agreements and non-contracted arrangements. We charge all of our surgical service customers for the services we provide on a per-procedure basis. We also supplement our sales of laser systems and surgical services with several non-laser product offerings.

Our growth strategy includes a continued emphasis on identifying surgical procedures that benefit from the precision and hemostatic capabilities of our proprietary technology coupled with the development and sourcing of products that provide the opportunity to expand our resources through traditional sales channels as well as through the provision of fee-based surgical services.

In June 2000, we expanded our surgical services offerings through the acquisition of SIS. SIS provides surgical services utilizing a variety of laser technologies to its customer base located mainly in the southeastern United States. During 2001, we expanded the SIS geographic territories to include New Orleans, LA, Augusta, GA, Milwaukee, WI, Washington DC and Baltimore, MD.

RESULTS OF OPERATIONS

We generate our net sales primarily from three sources: sales of Contact Laser Delivery Systems and related accessories; sales of Nd:YAG and CTH holmium Laser Systems and related maintenance; and the provision of surgical services. The U.S. market is serviced predominantly by a direct sales force, while we drive sales outside the United States through a network of distributors. Net sales for the quarter ended March 31, 2002 of $2,759,000 increased $488,000 or 21% from the comparable period in 2001.

Net sales of disposables and related accessories were $1,107,000 or 40% of total net sales for the quarter ended March 31, 2002. This represented a decrease of $96,000 or 8% compared to net sales of disposables and related accessories of $1,203,000 for the quarter ended April 1, 2001. The decrease was due to the lower level of Contact Laser Delivery System sales primarily within the U.S. markets and a decrease in sales of non-laser disposable products.

Net sales of laser systems and related maintenance, which comprised 18% of total net sales for the quarter ended March 31, 2002, increased $315,000 or 181% from the quarter ended April 1, 2001. This increase was due to sales of the CTH holmium laser system which was introduced in June 2001.

We provide per-procedure surgical services for customers which include access to a laser system and related disposables as well as a technician. Prior to the acquisition of SIS in June 2000, we offered the use of our proprietary Nd:YAG laser system in the provision of surgical services. With the acquisition of SIS, we have acquired several different types of lasers, significantly expanding the types of surgical procedures that can be performed through our services. Surgical services revenue was $1,163,000 in the first quarter of 2002 or 42% of total net sales. This represented an increase of $269,000 or 30% compared to the first quarter of 2001. This increase was the result of both new surgical services contracts and the expansion of procedural volumes within our existing customer base.

Gross profits of $1,193,000 for the quarter ended March 31, 2002 increased $102,000 or 9% from the first quarter of 2001. As a percentage of net sales, gross profit was 43% in the quarter ended March 31, 2002 compared to a gross profit percentage in the quarter ended April 1, 2001 of 48%. This decline was attributable to two main factors: a change in sales mix, which had an unfavorable impact in the quarter ended March 31, 2002, and an increase in surgical service expenses related to the geographic expansion of contract services.

Operating expenses for the first quarter of 2002 of $1,255,000 were 4% lower than the first quarter 2001 operating expenses of $1,306,000.

Selling, general and administrative expenses in the first quarter of 2002 of $1,138,000 decreased 2% from the selling, general and administrative expenses in the first quarter of 2001 of $1,159,000.

Product development expenses of $117,000 in the first quarter of 2002 decreased $30,000 or 20% from the comparable period in 2001. The higher level of expenditure in the first quarter of 2001 related to development of the SLT CTH holmium laser system.

Interest expense of $33,000 for the first quarter of 2002 was $14,000 lower than in the first quarter of 2001. This decrease was due to a lower interest rate on the Company's credit facility.

Interest income of $42,000 for the first quarter of 2002 declined $5,000 or 11% from the first quarter of 2001 due to the lower level of cash, cash equivalents and short-term investments, as well as a decline in overall interest rates. This decrease was offset in part by additional interest income of $20,000 related to funds set aside in July 1999 held for the payment of our subordinated notes.

LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents and short-term investments at March 31, 2002 were $2,006,000, a decrease of $10,000 from the December 30, 2001 balance of $2,016,000. We invest our excess cash in high-quality, liquid, short-term investments.

Net cash provided by operating activities was $332,000 in the first quarter of 2002 compared to cash used in operating activities of $139,000 in the comparable period in 2001. The comparative increase was due principally to a reduction in inventory of $130,000 due to laser sales and an increase in accrued liabilities of $142,000. The increase in accrued liabilities resulted from the receipt of unclaimed funds previously set aside in July 1999 for the payment of our subordinated notes. Cash received of $223,000 was recorded as a reduction in our outstanding credit facility obligations with a corresponding increase in accrued liabilities (See Note 4).

Net cash provided by investing activities was $359,000 in the first quarter of 2002, compared to cash provided by investing activities of $61,000 in the first quarter of 2001. The increase in cash provided by investing activities was due principally to proceeds from the sale of short-term investments of $402,000 in the first quarter of 2002 as compared to proceeds from the sale of short-term investments of $81,000 in the first quarter of 2001.


Net cash used in financing activities was $292,000 in the first quarter of 2002 compared to cash provided by financing activities of $103,000 in the first quarter of 2001. The decrease is due to the net payments on the line of credit in the first quarter of 2002 of $229,000 compared to net advances of $133,000 in the first quarter of 2001.

Our liquidity requirements arise primarily from the funding of working capital needs and debt obligations. At March 31, 2002, we had working capital of $5.7 million compared to $5.8 million at December 30, 2001. $2 million of this working capital in each period was collateral for the $3 million credit facility.

We have a $3 million credit facility from a bank. The credit facility has a commitment term of three years expiring June 2003, permits deferment of principal payments until the end of the commitment term, and is secured by our business assets, including collateralization of $2 million of our cash, cash equivalents and short-term investments. The credit facility has an interest rate of either the 30, 60, 90 or 180 day floating LIBOR plus 2.25% and is subject to certain covenants and borrowing base certificates, as defined, with which we were in compliance at March 31, 2002. The interest rate on the credit facility at March 31, 2002 was 4.15%. At March 31, 2002, we had $2,544,000 in outstanding obligations and $456,000 was available under the credit facility.

Our primary sources of funds are our cash flows from operations, our borrowing capacity under the credit facility and lease financing for capital expenditures. We believe that within the range of our current projections, operating cash flow for fiscal 2002, the available line of credit and lease financing options will be sufficient to fund operations and/or facilitate our growth plans.

We believe that these factors, along with our current cash position, will be sufficient to fund operations and meet our commitments for long-term debt, other commitments and contingencies and capital expenditures.

We do not believe that inflation has had a material effect on operations for the periods presented.

RISK FACTORS

For information regarding certain risk factors that could cause actual results to differ materially from those suggested in forward-looking statements contained herein or otherwise made from time to time by us, reference is made to our Form 10-K, Item 7, "Risk Factors," for the fiscal year ended December 30, 2001, which is incorporated herein by reference. The risk factors described in such report continue to be applicable at March 31, 2002.

                            Part II Other Information

Item 1.  Legal Proceedings

For information regarding certain pending legal matters, reference is made to the Company's Form 10-K, Item 3, for the fiscal year ended December 30, 2001.

On April 4, 2002, Barbara Tandon filed suit against the Company in the Court of Common Pleas for the Ninth Judicial Circuit, in the State of South Carolina. The plaintiff, a former employee of the Company, alleged in the complaint that she had been wrongfully terminated in breach of contract, that the Company was in violation of the South Carolina payment of wages statute because it had not paid her what was allegedly due her, and that the alleged breach of contract was accompanied by a fraudulent act. The plaintiff has asked for actual and punitive damages and attorney's fees, in a sum not to exceed $75,000 exclusive of costs and interest. The Company's insurance carrier is defending the Company in this action. The Company believes that it has meritorious defenses to the plaintiff's claims, and intends to defend this action vigorously.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          SURGICAL LASER TECHNOLOGIES, INC.


Date: May 10, 2002                        By:  /s/ Davis Woodward
                                             --------------------

                                             Davis Woodward
                                             Vice President, Finance and
                                             Chief Financial Officer

                                             Signing on behalf of the Company
                                             and as principal financial officer.