Form 10-Q
period 2002-06-30
SURGICAL LASER TECHNOLOGIES INC /DE/
filed 2002-08-13
CIK 854099

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002
                                                 -------------

                                       OR

(  )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

                    For the transition period from _______to

                         Commission file number: 0-17919

                        SURGICAL LASER TECHNOLOGIES, INC.
                        ---------------------------------
             (Exact name of registrant as specified in its charter)


               Delaware                           31-1093148
     ------------------------------             -----------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes (X) No ( )


          On August 2, 2002 the registrant had outstanding 2,327,965 shares of Common Stock, $.0l par value.

                        SURGICAL LASER TECHNOLOGIES, INC.
                                AND SUBSIDIARIES


                                      INDEX
                                      -----



PART I. FINANCIAL INFORMATION:                                              PAGE
------------------------------                                              ----

     ITEM 1. Financial Statements:

     a.   Condensed Consolidated Balance Sheets
          June 30, 2002 (unaudited) and December 30, 2001                      3

     b. Condensed Consolidated Statements of Operations and Other Comprehensive Income (Loss) (unaudited) for the quarters ended
          June 30, 2002 and July 1, 2001                                       4

     c. Condensed Consolidated Statements of Operations and Other Comprehensive Loss (unaudited) for the six months ended
          June 30, 2002 and July 1, 2001                                       5

     d.   Condensed Consolidated Statements of Cash Flows (unaudited)
          for the six months ended June 30, 2002 and July 1, 2001              6

     e.   Notes to Condensed Consolidated Financial Statements (unaudited)     7

     ITEM 2. Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                        11

PART II.  OTHER INFORMATION:
----------------------------

     ITEM 6. Exhibits and Reports on Form 8-K                                 14

     SIGNATURES                                                               15

                          PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements


                        SURGICAL LASER TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except par value)

                                                                                      June 30, 2002     Dec. 30, 2001
                                                                                        (unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                                                                 $   623           $   497
  Short-term investments                                                                      1,404             1,519
  Accounts receivable, net of allowance for doubtful accounts of $432 and $482                1,848             1,824
  Inventories                                                                                 3,278             3,006
  Other                                                                                         305               414
                                                                                    ----------------------------------
   Total current assets                                                                       7,458             7,260


Property and equipment, net                                                                   3,019             3,151
Goodwill                                                                                        599               599
Other intangible assets, net                                                                    545               328
Other assets                                                                                    100               127
                                                                                    ----------------------------------
   Total assets                                                                             $11,721           $11,465
                                                                                    ==================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:

  Current portion of long-term debt                                                         $   142           $   173
  Notes payable                                                                                 153                --
  Accounts payable                                                                              889               851
  Accrued liabilities                                                                           818               411
                                                                                    ----------------------------------
   Total current liabilities                                                                  2,002             1,435
                                                                                    ----------------------------------


Long-term debt                                                                                2,668             2,937
Other liabilities                                                                                87                --


Stockholders' equity:
   Common stock,  $.01 par value,  30,000 shares  authorized,  2,328 shares issued
    and outstanding                                                                              23                23
  Additional paid-in capital                                                                 33,728            33,725
  Accumulated deficit                                                                       (26,787)          (26,666)
  Accumulated other comprehensive income                                                         --                11
                                                                                    ----------------------------------
   Total stockholders' equity                                                                 6,964             7,093
                                                                                    ----------------------------------
   Total liabilities and stockholders' equity                                               $11,721           $11,465
                                                                                    ==================================


The accompanying notes are an integral part of these condensed consolidated financial statements.


                        SURGICAL LASER TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (In thousands, except per share data)


                                                                           For the Quarter Ended:
                                                                     June 30, 2002       July 1, 2001

Net sales                                                                   $2,826             $2,685
Cost of sales                                                                1,597              1,262
                                                                   -----------------------------------
Gross profit                                                                 1,229              1,423
                                                                   -----------------------------------

Operating expenses:
  Selling, general and administrative                                        1,157              1,224
  Product development                                                          125                156
                                                                   -----------------------------------
                                                                             1,282              1,380
                                                                   -----------------------------------

Operating income (loss)                                                        (53)                43

Interest expense                                                                35                 46
Interest income                                                                (19)               (39)
                                                                   -----------------------------------
Net income (loss)                                                             ($69)            $   36
                                                                   ===================================

Basic and diluted net income (loss) per share                               ($0.03)            $ 0.02
                                                                   ===================================

Shares used in calculating basic net income (loss) per share                 2,328              2,328
Shares used in calculating diluted net income (loss) per share               2,328              2,328
                                                                   ===================================



                        SURGICAL LASER TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED STATEMENTS OF
                  OTHER COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
                                 (In thousands)

                                                                           For the Quarter Ended:
                                                                      June 30, 2002        July 1,2001
Net income (loss)                                                             ($69)              $36
Other comprehensive income:
   Unrealized securities gains arising during period                             2                  1
   Less: reclassification for gains included in net income (loss)               (6)                (6)
                                                                   -----------------------------------
Decrease in accumulated other comprehensive income                              (4)                (5)
                                                                   -----------------------------------
Total comprehensive income (loss)                                             ($73)               $31
                                                                   ===================================


The accompanying notes are an integral part of these condensed consolidated financial statements.


                        SURGICAL LASER TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (In thousands, except per share data)


                                                                         For the Six Months Ended:
                                                                     June 30, 2002        July 1, 2001

Net sales                                                                   $5,585             $4,956
Cost of sales                                                                3,163              2,442
                                                                   -----------------------------------
Gross profit                                                                 2,422              2,514
                                                                   -----------------------------------

Operating expenses:
  Selling, general and administrative                                        2,295              2,383
  Product development                                                          242                303
                                                                   -----------------------------------
                                                                             2,537              2,686
                                                                   -----------------------------------

Operating loss                                                                (115)              (172)

Interest expense                                                                68                 93
Interest income                                                                (61)               (86)
                                                                   -----------------------------------
Net loss                                                                     ($122)             ($179)
                                                                   ===================================

Basic and diluted net loss per share                                        ($0.05)            ($0.08)
                                                                   ===================================

Shares used in calculating basic net loss per share                          2,328              2,328
Shares used in calculating diluted net loss per share                        2,328              2,328
                                                                   ===================================



                        SURGICAL LASER TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED STATEMENTS OF
                      OTHER COMPREHENSIVE LOSS (UNAUDITED)
                                 (In thousands)

                                                                        For the Six Months Ended:
                                                                     June 30, 2002       July 1, 2001


Net loss                                                                     ($122)             ($179)
Other comprehensive loss:
   Unrealized securities gains arising during period                             4                  8
   Less: reclassification for gains included in net loss                       (15)               (19)
                                                                   -----------------------------------
Decrease in accumulated other comprehensive loss                               (11)               (11)
                                                                   -----------------------------------
Total comprehensive loss                                                     ($133)             ($190)
                                                                   ===================================


The accompanying notes are an integral part of these condensed consolidated financial statements.


                        SURGICAL LASER TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (In thousands)

                                                                         For the Six Months Ended:
                                                                     June 30, 2002       July 1, 2001
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                   ($122)             ($179)
  Adjustments to reconcile net loss to net cash provided by
  (used in) operating activities:
     Depreciation and amortization                                             399                449
     Provision for bad debt                                                    (50)               (46)
     (Increase) decrease in assets, net of acquisition:
      Accounts receivable                                                       26                 48
      Inventories                                                             (213)              (609)
      Other current assets                                                     115               (106)
      Other assets                                                              14                (44)
     Increase (decrease) in liabilities, net of acquisition:
      Accounts payable                                                         162                305
      Accrued liabilities                                                      244               (179)
                                                                   -----------------------------------
        Net cash provided by (used in) operating activities                    575               (361)
                                                                   -----------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sales of short-term investments, net                           104               (425)
  Purchases of property and equipment                                          (94)              (122)
  Patent costs                                                                  (7)                (9)
                                                                   -----------------------------------
        Net cash provided by (used in) investing activities                      3               (556)
                                                                   -----------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on long-term debt                                                   (91)               (64)
  Payments on note payable                                                     (93)                --
  Net advances (payments) on line of credit                                   (268)               338
                                                                   -----------------------------------
        Net cash provided by (used in) financing activities                   (452)               274
                                                                   -----------------------------------

Net increase (decrease) in cash and cash equivalents                           126               (643)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                 497                702
                                                                   -----------------------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                      $623                $59
                                                                   ===================================


The accompanying notes are an integral part of these condensed consolidated financial statements.

                        SURGICAL LASER TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
        ----------------------------------------------------------------

1.   Basis of Presentation:

The condensed consolidated financial statements of the Company for the quarter and six-month periods ended June 30, 2002 and July 1, 2001 have been prepared by the Company without audit by the Company's independent auditors. In the opinion of the Company's management, all adjustments necessary to present fairly the financial position, results of operations, and cash flows of the Company as of June 30, 2002 and for the periods then ended have been made. Those adjustments consist only of normal and recurring adjustments. The condensed consolidated balance sheet of the Company as of December 30, 2001 has been derived from the audited consolidated balance sheet of the Company as of that date.

Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K report for fiscal year ended December 30, 2001, as filed with the Securities and Exchange Commission.

     Interim Financial Information:

While the Company believes that the disclosures presented are adequate to prevent misleading information, it is suggested that the unaudited condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes included in the Company's Form 10-K report for the fiscal year ended December 30, 2001, as filed with the Securities and Exchange Commission. Interim results for the quarter ended June 30, 2002 are not necessarily indicative of the results to be expected for the full year.


2.   Acquisitions

During the quarter ended June 30, 2002, the Company acquired the CO2 laser product line of Reliant Technologies, Inc. ("Reliant"). The Company obtained inventory for the product line for $75,000 cash and $105,000 in a 12 month note payable. The Company also assumed an outstanding purchase commitment for inventory of $72,000. In addition, the Company obtained a royalty-bearing license ("the License") for the use of certain patents of Reliant in surgical and aesthetic applications. Under the License, the Company shall, over an 18-month period, prepay royalties of $250,000. The License is being amortized on a straight line basis over an estimated life of 8 years.


3.   Supplemental Cash Flow Information:

There were no material income taxes paid for the six months ended June 30, 2002 and July 1, 2001. Interest paid for the six months ended June 30, 2002 and July 1, 2001 was $69,000 and $95,000, respectively.

For the period ending June 30, 2002, non-cash operating and financing activities consisted of liquidation of an account payable for equipment by means of a capital lease agreement in the amount of $35,000, a reclassification from accounts payable to notes payable amounting to $141,000, and a conversion of two operating leases into a capital lease for $24,000.

In May 2002, the Company acquired the CO2 laser product line from Reliant for $75,000 cash and $105,000 in a short term note payable in exchange for inventories and a commitment to prepay royalties of $250,000 over 18 months in exchange for certain license rights.

4.   Inventories:

Inventories are stated at the lower of cost (first-in, first-out basis) or market. Cost is determined at the latest cost for raw materials and at production cost (materials, labor and indirect manufacturing cost) for work-in-process and finished goods.

Inventories at June 30, 2002 and December 30, 2001 were as follows (in thousands of dollars):


                                             June 30, 2002    December 30, 2001
                                             -------------    -----------------
     Raw material and work-in-process               $1,956               $1,913
     Finished goods                                  1,322                1,093
                                       -----------------------------------------
                                                    $3,278               $3,006
                                       =========================================


5.   Other Intangible Assets:

Costs to obtain or defend patents are capitalized and amortized over the shorter of their estimated useful life or eight years. The total costs of license agreements, including costs to obtain such agreements, are capitalized and amortized over the shorter of the life of the agreement or eight years.

The following table reflects the components of intangible assets, excluding goodwill (in thousands):


                                                    June 30, 2002                      December 30, 2001
                                                    -------------                      -----------------
                                          Gross Carrying        Accumulated     Gross Carrying     Accumulated
                                              Amount            Amortization        Amount         Amortization
                                       ------------------------------------------------------------------------
     Amortized intangible assets:
         Patents and trademarks                   $1,074               $788             $1,066            $743
         License agreements                          298                 39                 40              35

                                       ------------------------------------------------------------------------
     Total other intangible assets                $1,372               $827             $1,106            $778
                                       ========================================================================


The following sets forth the estimated amortization expense on intangible assets for the fiscal years ending (in thousands):

                                                    2002               $107
                                                    2003                 98
                                                    2004                 84
                                                    2005                 69
                                                    2006                 46


6.   Accrued Liabilities:

In May 2002, the Company acquired the CO2 laser product line from Reliant, which included a commitment to prepay royalties of $250,000 over 18 months. This current amount is included in accrued liabilities and long term portion is included in other liabilities at June 30, 2002. During the first six months of 2002, the Company resumed direct control of $223,000 of funds previously set aside in July 1999 for the redemption of the Company's subordinated notes and $31,000 of funds set aside to pay related, accrued interest. These amounts are also included in accrued liabilities at June 30, 2002.

7.   Basic and Diluted Income (Loss) Per Share:

Basic and diluted income (loss) per share have been computed under the guidelines of Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings per Share" as follows (in thousands except for per share amounts):


                                                For the Quarter Ended                For the Six Months Ended
                                           June 30, 2002      July 1, 2001     June 30,  2002         July 1, 2001
                                           -------------      ------------     --------------         ------------
Basic EPS Calculation
   Net income (loss)                                ($69)              $36              ($122)               ($179)
   Denominator:
       Common Stock Outstanding                    2,328             2,328              2,328                2,328
                                     ------------------------------------------------------------------------------
   Basic EPS                                      ($0.03)            $0.02             ($0.05)              ($0.08)
                                     ==============================================================================

Diluted EPS Calculation
   Net income (loss)                               ($69)               $36              ($122)               ($179)
   Denominator:
       Common Stock Outstanding                    2,328             2,328              2,328                2,328
       Common Stock Options                           --                --                 --                   --
                                     ------------------------------------------------------------------------------
       Total Shares                                2,328             2,328              2,328                2,328
                                     ------------------------------------------------------------------------------
   Diluted EPS                                    ($0.03)            $0.02             ($0.05)              ($0.08)
                                     ==============================================================================


For the quarter and six months ended June 30, 2002, the Company had 599,000 common stock options and warrants outstanding which were excluded from the calculation of diluted earnings per share due to the net losses incurred. The inclusion of these common share equivalents had an anti-dilutive effect when calculating diluted loss per share under SFAS No. 128. For the quarter and the six months ended July 1, 2001, the Company had 615,000 common stock options and warrants outstanding which were excluded from the calculation of diluted earnings per share because those options' and warrants' exercise prices were greater than the average market price of the common stock.


8.   Bank Borrowings:

The Company has a $3 million credit facility from a bank. The credit facility's original commitment term of three years expiring June 2003 has been extended until June 2004. The credit facility permits deferment of principal payments until the end of the commitment term, and is secured by SLT's business assets, including collateralization of $2 million of SLT's cash and cash equivalents and short-term investments. The credit facility has been amended to set the interest rate at the 30 day LIBOR plus 2.25% and is subject to certain covenants and borrowing base certificates, as defined. The interest rate on the credit facility at June 30, 2002 was 4.09%. At June 30, 2002, SLT had $2,505,000 in outstanding obligations and $495,000 was available under the credit facility.


9.   Income Taxes:

In accordance with SFAS No. 109, "Accounting for Income Taxes", the Company has recorded no current provision for income taxes due to the losses incurred for the quarter and six months ended June 30, 2002 and has recorded no net deferred provision by reason of the losses incurred. Any benefit from such loss has been fully reserved due to uncertainties as to the realizability of such benefit based on the Company's historical results and the general market conditions which the Company continues to experience.

In accordance with SFAS No. 109, the Company has recorded no current provision for income taxes due to the availability of net operating loss carryforwards in the quarter ended July 1, 2001 and due to the loss incurred for the six months ended July 1, 2001. The Company has recorded no benefit from the net loss inasmuch as any such benefit has been fully reserved due to uncertainties as to the realizability of such benefit based on the Company's historical results and the general market conditions which SLT continues to experience.

10.  Business Segment and Geographic Data:

The Company is engaged primarily in one business segment: the design, development and manufacture of laser products and the marketing of those laser products as well as other instruments for medical applications. The Company markets its offering through traditional sales efforts as well as through the provision of fee-based surgical services. The Company's customers are primarily hospitals and surgery centers. For the quarters and six months ended June 30, 2002 and July 1, 2001, the Company did not have material net sales to any individual customer.

The Company reported net sales in the following categories (in thousands of dollars):


                                                      For the Quarter Ended:          For the Six Months Ended:
                                                  June 30, 2002     July 1, 2001     June 30, 2002   July 1, 2001
                                                  -------------     ------------     -------------   ------------
Disposables and accessories                              $1,194           $1,307            $2,301         $2,510
Laser system sales and related maintenance                  362              323               851            497
Surgical services                                         1,270            1,055             2,433          1,949
------------------------------------------------------------------------------------------------------------------
Total net sales                                          $2,826           $2,685            $5,585         $4,956
==================================================================================================================


For the quarters and six months ended June 30, 2002 and July 1, 2001, there were no material net sales attributed to an individual foreign country. Net sales by geographic area were as follows (in thousands of dollars):


                                      For the Quarter Ended:                 For the Six Months Ended:
                               June 30, 2002          July 1, 2001       June 30, 2002        July 1, 2001
                               -------------          ------------       -------------        ------------
Domestic                              $2,674                $2,168              $5,282              $4,183
Foreign                                  152                   517                 303                 773
-----------------------------------------------------------------------------------------------------------
                                      $2,826                $2,685              $5,585              $4,956
===========================================================================================================


11.  Recent Accounting Pronouncements:

On July 20, 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Intangible Assets". SFAS No. 141 eliminates the use of the pooling method of accounting and requires the use of purchase accounting for all business combinations initiated after June 30, 2001. It also provides guidance on purchase accounting related to the recognition of intangible assets separate from goodwill. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Under SFAS No. 142, goodwill will be tested annually and whenever events or circumstances occur which indicate that goodwill may be impaired. SFAS No. 141 and SFAS No. 142 are effective for all business combinations completed after June 30, 2001.

 As of December 31, 2001, which is the beginning of fiscal 2002, the Company no longer amortizes the goodwill which it recognized in connection with the acquisition of Surgical Innovations & Services, Inc. ("SIS"). During the quarter and first six months of 2001, the Company had goodwill amortization of $8,000 and $16,000, respectively. The Company's goodwill is subject to a transitional impairment test as of December 31, 2001 and an annual impairment test, using a two-step process prescribed by SFAS No. 142. The Company has completed the transitional impairment test for SIS, the applicable reporting unit, and no impairment of goodwill was found to exist as of the beginning of fiscal 2002. During 2002 and in future periods, the Company will evaluate goodwill for possible impairment at least on an annual basis. The Company has reviewed its other intangible assets besides goodwill as of the beginning of fiscal 2002 and has determined that no changes were necessary as to the method by which it accounts for or amortizes such intangibles.

The following table reflects unaudited adjusted results of operations of the Company, giving effect to SFAS 142 as if it were adopted on January 1, 2001 (in thousands, except earnings per share):


                                                      For the Quarter Ended:       For the Six Months Ended:
                                                   June 30, 2002   July 1, 2001  June 30, 2002     July 1, 2001
                                                   -------------   ------------  -------------    ------------
Net income (loss), as reported                             ($69)            $36         ($122)          ($179)
Add back: amortization expense,
   net of tax                                                --               8            --              16
---------------------------------------------------------------------------------------------------------------
Adjusted net income (loss)                                 ($69)            $44         ($122)          ($163)
===============================================================================================================

Basic and diluted net income (loss) per share:
As reported                                              ($0.03)          $0.02        ($0.05)         ($0.08)
Adjusted                                                 ($0.03)          $0.02        ($0.05)         ($0.07)



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

Our growth strategy includes a continued emphasis on identifying surgical procedures that benefit from the precision and hemostatic capabilities of our proprietary technology coupled with the development and sourcing of products that provide the opportunity to expand through traditional sales channels as well as through the provision of fee-based surgical services.

In June 2000, we expanded our surgical service offerings through the acquisition of SIS. SIS provides surgical services utilizing a variety of laser technologies to its customer base located mainly in the southeastern United States. During 2001, we expanded the SIS geographic territories to include New Orleans, LA, Augusta, GA, Milwaukee, WI, Washington DC and Baltimore, MD.

RESULTS OF OPERATIONS

Our net sales are generated primarily by three sources: sales of Contact Laser Delivery Systems and related accessories; sales of Nd:YAG Laser Systems, CTH holmium laser systems and related maintenance; and the provision of surgical services. The U.S. market is serviced predominantly by a direct sales force, while sales outside the United States are derived through a network of distributors. Net sales for the quarter ended June 30, 2002 of $2,826,000 increased $141,000 or 5% from the comparable period in 2001. Net sales for the six months ended June 30, 2002 of $5,585,000 increased $629,000 or 13% from the comparable period in 2001.

Net sales of disposables and related accessories were $1,194,000 or 42% of total net sales for the quarter ended June 30, 2002. This represented a decrease of $113,000 or 9% compared to net sales of disposables and related accessories of $1,307,000 for the quarter ended July 1, 2001. Net sales of disposables and related accessories were $2,301,000 or 41% of total net sales for the six months ended June 30, 2002. This represented a decrease of $209,000 or 8% compared to net sales of disposables and related accessories of $2,510,000 for the six months ended July 1, 2001. These decreases were due to the lower level of Contact Laser Delivery System sales and a decrease in sales of non-laser disposable products.

Net sales of laser systems and related maintenance, which comprised 13% of total net sales for the quarter ended June 30, 2002, increased $39,000 or 12% from the quarter ended July 1, 2001. The increase was due to a higher level of domestic laser sales, which has a higher average selling price for both the Nd:YAG and the CTH holmium laser systems than prevails in international markets. Net sales of laser systems and related maintenance, which comprised 15% of total net sales for the six months ended June 30, 2002, increased $354,000 or 71% from the six months ended July 1, 2001. This increase was due to domestic sales of the CTH holmium laser system, which was introduced in June 2001.

We provide our customer per-procedure surgical services which include access to a laser system and related disposables as well as a technician. Prior to the acquisition of SIS in June 2000, we offered the use of our proprietary Nd:YAG laser system in the provision of surgical services. With the acquisition of SIS, we now have acquired several different types of lasers, significantly expanding the types of surgical procedures that can be performed through our services. Surgical services revenue was $1,270,000 in the second quarter of 2002 or 45% of total net sales. This represented an increase of $215,000 or 20% compared to the second quarter of 2001. Surgical services revenue was $2,433,000 for the six months ended June 30, 2002 or 44% of total net sales. This represented an increase of $484,000 or 25% compared to the six months ended July 1, 2001. These increases were the result of both new surgical services contracts and the expansion of procedural volumes within our existing customer base.

Gross profits of $1,229,000 for the quarter ended June 30, 2002 decreased $194,000 or 14% from the second quarter of 2001. As a percentage of net sales, gross profit was 43% and 53% in the quarters ended June 30, 2002 and July 1, 2001, respectively. Gross profits of $2,422,000 for the six months ended June 30, 2002 decreased $92,000 or 4% from the six months ended July 1, 2001. As a percentage of net sales, gross profit of 43% for the six months ended June 30, 2002 declined 8% when compared to a gross profit percentage for the six months ended July 1, 2001 of 51%. This decline was due to two main factors: a change in the sales mix, primarily due to the growth of surgical services revenue which typically has a lower profit percentage than product sales, and an increase in surgical service expenses related to the geographic expansion of contract services.

Operating expenses for the second quarter of 2001 of $1,282,000 decreased by $98,000 or 7% from the second quarter of 2001. Operating expenses for the first six months of 2002 of $2,537,000 decreased by $149,000 or 6% from the first six months of 2001.

Selling, general and administrative expenses of $1,157,000 in the second quarter of 2002 decreased $67,000 or 5% from the comparable prior year period. Selling, general and administrative expenses of $2,295,000 for the six months ended June 30, 2002 decreased by $88,000 or 4% from the comparable prior year period. These decreases were primarily attributable to lower levels of business-related travel and marketing expenses, commissions and depreciation. These declines were offset, in part, by higher insurance costs. Also included in expenses for the quarter and six months ended July 1, 2001 was a reduction of bad debt expense of $30,000 and $85,000, respectively, related to notes receivable with former customers, compared to a reduction of bad debt expense of $50,000 for the quarter and six months ended June 30, 2002.

Product development expenses of $125,000 in the second quarter of 2002 decreased $31,000 or 20% from the comparable prior year period. Product development expenses of $242,000 for the six months ended June 30, 2002 decreased $61,000 or 20% from the comparable prior year period. The higher level of expenditures in the first six months of 2001 related to development of the CTH holmium laser.

Interest expense of $35,000 for the second quarter of 2002 was $11,000 or 24% lower than in the second quarter of 2001. Interest expense of $68,000 for the six months ended June 30, 2002 was $25,000 or 27% lower from the comparable prior year period. These decreases were due to a lower amount of outstanding obligations under the credit facility and a lower interest rate on the credit facility.

Interest income of $19,000 and $61,000 for the quarter and six months ended June 30, 2002 declined $20,000 and $25,000, respectively, from the quarter and six months ended July 1, 2001 due to the lower levels of cash, cash equivalents and short-term investments as well as a decline in overall interest rates. This decrease was offset in part by additional interest income of $20,000 earned by funds set aside in July 1999 for the payment of our subordinated notes.


LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents and short-term investments at June 30, 2002 were $2,027,000, an increase of $11,000 from the December 31, 2000 balance of $2,016,000. We invest our excess cash in high-quality, liquid, short-term investments.

Net cash provided by operating activities was $575,000 for the first six months of 2002 compared to cash used in operating activities of $361,000 in the comparable period in 2001. The comparative increase was due principally to a reduction of inventory purchases compared to the prior year period of $396,000 and to an increase in accrued liabilities of $423,000. The increase in accrued liabilities resulted from the restoration to us of the direct control of funds previously set aside in July 1999 for the payment of our subordinated notes. Cash received of $223,000 was recorded as a reduction in our outstanding credit facility obligations with a corresponding increase in accrued liabilities (See
Note 6).

Net cash provided by investing activities was $3,000 for the first six months of 2002, compared to cash used in investing activities of $556,000 in the comparable period of 2001. The increase in cash provided by investing activities was due principally to proceeds from the sale of short-term investments of $104,000 in the first six months of 2002 as compared to purchases of short-term investments of $425,000 in the first six months of 2001.

Net cash used in financing activities was $452,000 in the first six months of 2002 compared to cash provided by financing activities of $274,000 in the first quarter six months of 2001. The decrease was due to net payments of $268,000 on the line of credit in the first six months of 2002 compared to net advances of $338,000 in the first six months of 2001.

Our liquidity requirements arise primarily from the funding of working capital needs and debt obligations. At June 30, 2002, we had working capital of $5.5 million compared to $5.8 million at December 30, 2001. $2 million of this working capital in each period was pledged in the form of cash, cash equivalents and short-term investments as collateral for the $3 million credit facility.

We have a $3 million credit facility from a bank. The credit facility's original commitment term of three years expiring June 2003 has been extended until June 2004. The credit facility permits deferment of principal payments until the end of the commitment term, and is secured by our business assets, including collateralization of $2 million of our cash, cash equivalents and short-term investments. The credit facility has been amended to set the interest rate at the 30 day LIBOR plus 2.25% and is subject to certain covenants and borrowing base certificates, as defined. The interest rate on the credit facility at June 30, 2002 was 4.09%. At June 30, 2002, we had $2,505,000 in outstanding obligations and $495,000 was available under the credit facility.

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

RISK FACTORS

For information regarding certain risk factors that could cause actual results to differ materially from those suggested in forward-looking statements contained herein or otherwise made from time to time by the Company, reference is made to the Company's Form 10-K, Item 7, "Risk Factors," for the fiscal year ended December 30, 2001, which is incorporated herein by reference. The risk factors described in such report continue to be applicable at June 30, 2002.

ITEM 6. Exhibits and Reports of Form 8-K
----------------------------------------


Exhibit 10.25   Second Amendment to Revolving Loan Agreement, dated June
                26, 2002, between Surgical Laser Technologies, Inc and AmSouth Bank.

Exhibit 10.26 Note for Business and Commercial Loans, dated June 26, 2002, made by Surgical Laser Technologies, Inc. in favor of AmSouth Bank.

Exhibit 10.27   Addendum to Note for Business and Commercial Loans LIBOR
                Rate, dated June 26, 2002, made by Surgical Laser Technologies, Inc. in favor of AmSouth Bank.

Exhibit 10.28 License and Development Agreement, dated May 22, 2002, between Surgical Laser Technologies, Inc. and Reliant Technologies, Inc.

Exhibit 10.29   Secured Promissory Note, dated May 22, 2002, between
                Surgical Laser Technologies, Inc. and Reliant Technologies, Inc.

Exhibit 10.30 Security Agreement, dated May 22, 2002, between Surgical Laser Technologies, Inc. and Reliant Technologies, Inc.


Exhibit 10.31 Agreement as to Collateral, dated May 22, 2002, among Surgical Laser Technologies, Inc., Reliant Technologies, Inc. and AmSouth Bank.

Exhibit 99.1 Statement of Chief Executive Officer Pursuant to Section 1350 of Title 18 of U.S. Code.

Exhibit 99.2 Statement of Chief Financial Officer Pursuant to Section 1350 of Title 18 of U.S. Code.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      SURGICAL LASER TECHNOLOGIES, INC.


Date: August 13, 2002                 By:  /s/ Davis Woodward
                                           -------------------------------------
                                           Davis Woodward
                                           Vice President, Finance and
                                           Chief Financial Officer

                                           Signing on behalf of the Company
                                           and as principal financial officer.