Form 10-Q
period 2002-09-30
SURGICAL LASER TECHNOLOGIES INC /DE/
filed 2002-11-12
CIK 854099

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


(Mark One)
(X)     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 29, 2002
                                               ------------------

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes (X) No ( )


                  On November 1, 2002 the registrant had outstanding 2,327,965 shares of Common Stock, $.0l par value.

                        SURGICAL LASER TECHNOLOGIES, INC.
                                AND SUBSIDIARIES



                                      INDEX

PART I. FINANCIAL INFORMATION:                                                                       PAGE
------------------------------                                                                       ----

     ITEM 1.      Financial Statements:

     a.  Condensed Consolidated Balance Sheets
         September 29, 2002 (unaudited) and December 30, 2001                                         3

     b.  Condensed Consolidated Statements of Operations and Other Comprehensive Income
         (unaudited) for the quarters ended September 29, 2002 and September 30, 2001                 4

     c.  Condensed Consolidated Statements of Operations and Other Comprehensive Income (Loss)
         (unaudited) for the nine months ended September 29, 2002 and September 30, 2001             5

     d.  Condensed Consolidated Statements of Cash Flows (unaudited) for the nine months ended
         September 29, 2002 and September 30, 2001                                                    6

     e.  Notes to Condensed Consolidated Financial Statements (unaudited)                             7

     ITEM 2.    Management's Discussion and Analysis of
                Financial Condition and Results of Operations                                        11
     ITEM 4.    Controls and Procedures                                                              16

PART II.  OTHER INFORMATION:
----------------------------

     ITEM 4.     Submission of Matters to a Vote of Security Holders                                17
     ITEM 5.     Other Information                                                                  17
     ITEM 6.   Exhibits and Reports on Form 8-K                                                     17
     SIGNATURES                                                                                     18
     CERTIFICATIONS                                                                                 19


                          PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                        SURGICAL LASER TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except par value)

                                                                                     Sept. 29, 2002     Dec. 30, 2001
                                                                                        (unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                                                                    $496              $497
  Short-term investments                                                                      1,506             1,519
  Accounts receivable, net of allowance for doubtful accounts of $431 and $482                1,882             1,824
  Inventories                                                                                 3,222             3,006
  Other                                                                                         247               414
                                                                                    ---------------- -----------------
   Total current assets                                                                       7,353             7,260

Property and equipment, net                                                                   3,037             3,151
Patents and licensed technology, net                                                            521               328
Goodwill, net                                                                                   599               599
Other assets                                                                                     85               127
                                                                                    ---------------- -----------------
   Total assets                                                                             $11,595           $11,465
                                                                                    ================ =================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt                                                            $133              $173
  Note payable                                                                                   79                 -
  Accounts payable                                                                              725               851
  Accrued liabilities                                                                           825               411
                                                                                    ---------------- -----------------
   Total current liabilities                                                                  1,762             1,435
                                                                                    ---------------- -----------------

Long-term debt                                                                                2,952             2,937
Other liabilities                                                                                44                 -

Stockholders' equity:
   Common stock,  $.01 par value,  30,000 shares  authorized,  2,328 shares issued
    and outstanding                                                                              23                23
  Additional paid-in capital                                                                 33,730            33,725
  Accumulated deficit                                                                       (26,912)         (26,666)
  Accumulated other comprehensive income (loss)                                                 (4)                11
                                                                                    ---------------- -----------------
   Total stockholders' equity                                                                 6,837             7,093
                                                                                    ---------------- -----------------
   Total liabilities and stockholders' equity                                               $11,595           $11,465
                                                                                    ================ =================


The accompanying notes are an integral part of these condensed consolidated financial statements.

                        SURGICAL LASER TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (In thousands, except per share data)



                                                                                         For the Quarter Ended:
                                                                                    Sept. 29, 2002     Sept. 30, 2001

Net sales                                                                                   $2,891             $2,795
Cost of sales                                                                                1,549              1,471
                                                                                  ----------------- ------------------
Gross profit                                                                                 1,342              1,324
                                                                                  ----------------- ------------------

Operating expenses:
  Selling, general and administrative                                                        1,162              1,151
  Product development                                                                          137                141
  Non-recurring expenses                                                                       152                  -
                                                                                  ----------------- ------------------
                                                                                             1,451              1,292
                                                                                  ----------------- ------------------

Operating income (loss)                                                                      (109)                 32

Interest expense                                                                                39                 43
Interest income                                                                                (23)               (13)
                                                                                  ----------------- ------------------
Net income (loss)                                                                           ($125)                 $2
                                                                                  ================= ==================

Basic and diluted net income (loss) per share                                              ($0.05)              $0.00
                                                                                  ================= ==================

Shares used in calculating basic and diluted net income (loss) per share                     2,328              2,328
                                                                                  ================= ==================



                        SURGICAL LASER TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED STATEMENTS OF
                  OTHER COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
                                 (In thousands)


                                                                                          For the Quarter Ended:
                                                                                    Sept. 29, 2002     Sept. 30, 2001

Net income (loss)                                                                           ($125)                 $2
Other comprehensive income:
   Unrealized securities gains arising during period                                             1                  8
   Less: reclassification for gains included in net income (loss)                              (4)                (7)
                                                                                  ----------------- ------------------
Increase (decrease) in accumulated other comprehensive income (loss)                           (3)                  1
                                                                                  ----------------- ------------------
Total comprehensive income (loss)                                                           ($128)                 $3
                                                                                  ================= ==================



The accompanying notes are an integral part of these condensed consolidated financial statements.

                        SURGICAL LASER TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (In thousands, except per share data)



                                                                                      For the Nine Months Ended:
                                                                                    Sept. 29, 2002     Sept. 30, 2001

Net sales                                                                                   $8,476             $7,751
Cost of sales                                                                                4,712              3,913
                                                                                  ----------------- ------------------
Gross profit                                                                                 3,764              3,838
                                                                                  ----------------- ------------------

Operating expenses:
  Selling, general and administrative                                                        3,457              3,534
  Product development                                                                          379                444
  Non-recurring expenses                                                                       152                  -
                                                                                  ----------------- ------------------
                                                                                             3,988              3,978
                                                                                  ----------------- ------------------

Operating loss                                                                               (224)              (140)

Interest expense                                                                               107                136
Interest income                                                                               (84)               (99)
                                                                                  ----------------- ------------------
Net loss                                                                                    ($247)             ($177)
                                                                                  ================= ==================

Basic and diluted net loss per share                                                       ($0.11)            ($0.08)
                                                                                  ================= ==================

Shares used in calculating basic and diluted net loss per share                              2,328              2,328
                                                                                  ================= ==================



                        SURGICAL LASER TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED STATEMENTS OF
                     OTHER COMPREHENSIVE (LOSS) (UNAUDITED)
                                 (In thousands)

                                                                                        For the Nine Months Ended:
                                                                                    Sept. 29, 2002     Sept. 30, 2001

Net loss                                                                                    ($247)             ($177)
Other comprehensive loss:
   Unrealized securities gains arising during period                                             5                 16
   Less: reclassification for gains included in net loss                                      (19)               (26)
                                                                                  ----------------- ------------------
Decrease in accumulated other comprehensive loss                                              (14)               (10)
                                                                                  ----------------- ------------------
Total comprehensive loss                                                                    ($261)             ($187)
                                                                                  ================= ==================




The accompanying notes are an integral part of these condensed consolidated financial statements.


                        SURGICAL LASER TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (In thousands)


                                                                                     For the Nine Months Ended:
                                                                                Sept. 29, 2002      Sept. 30, 2001
Cash Flows From Operating Activities:
  Net loss                                                                              ($247)              ($177)
  Adjustments to reconcile net loss to net cash provided by (used in)
    operating activities:
     Depreciation and amortization                                                         615                 656
     Provision for bad debts                                                              (51)                (65)
     (Increase) decrease in assets:
      Accounts receivable                                                                  (8)               (238)
      Inventories                                                                        (348)               (909)
      Other current assets                                                                 168                (69)
      Other assets                                                                          27                (33)
     Increase (decrease) in liabilities:
      Accounts payable                                                                      50                 433
      Accrued liabilities                                                                  250               (275)
                                                                           -------------------- -------------------
        Net cash provided by (used in) operating activities                                456               (677)
                                                                           -------------------- -------------------

Cash Flows From Investing Activities:
  Purchases of short-term investments, net                                                 (2)               (159)
  Purchases of property and equipment                                                    (151)               (141)
  Patent costs                                                                            (13)                 (9)
                                                                           -------------------- -------------------
        Net cash used in investing activities                                            (166)               (309)
                                                                           -------------------- -------------------

Cash Flows From Financing Activities:
  Payments on long-term debt                                                             (169)                (96)
  Payments on notes payable                                                              (167)                 -
  Net advances on line of credit                                                            45                 599
                                                                           -------------------- -------------------
        Net cash provided by (used in) financing activities                              (291)                 503
                                                                           -------------------- -------------------

Net decrease in cash and cash equivalents                                                  (1)               (483)

Cash and Cash Equivalents, Beginning of Period                                             497                 702
                                                                           -------------------- -------------------

Cash and Cash Equivalents, End of Period                                                  $496                $219
                                                                           ==================== ===================




The accompanying notes are an integral part of these condensed consolidated financial statements.

                        SURGICAL LASER TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1 .   Basis of Presentation:

The condensed consolidated financial statements of the Company for the quarter and nine-month periods ended September 29, 2002 and September 30, 2001 have been prepared by the Company without audit by the Company's independent auditors. In the opinion of the Company's management, all adjustments necessary to present fairly the financial position, results of operations, and cash flows of the Company as of September 29, 2002 and September 30, 2001 and for the periods then ended have been made. Those adjustments consist only of normal and recurring adjustments. The condensed consolidated balance sheet of the Company as of December 30, 2001 has been derived from the audited consolidated balance sheet of the Company as of that date.

Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K annual report for 2001 filed with the Securities and Exchange Commission.

         Interim Financial Information:

While the Company believes that the disclosures presented are adequate to prevent misleading information, it is suggested that the unaudited condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes included in the Company's Form 10-K report for the fiscal year ended December 30, 2001, as filed with the Securities and Exchange Commission. Interim results for the quarter ended September 29, 2002 are not necessarily indicative of the results to be expected for the full year.

         Use of Estimates:

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The critical estimates and judgments made by management in the preparation of the financial statements relate to revenue recognition, impairments of long-lived assets and adequacy of the accounts receivable reserve.

         Merger Agreement:

On September 25, 2002, the Company entered into an agreement and plan of merger with PhotoMedex, Inc. (PhotoMedex), whereby PhotoMedex will acquire the Company. Under the terms of the merger agreement, a wholly-owned subsidiary of PhotoMedex will merge with and into the Company and the Company will become a wholly-owned subsidiary of PhotoMedex.

Before the merger can be consummated, stockholders of record as of November 8, 2002 and holding a majority of the outstanding shares of the Company's common stock must approve and adopt the merger agreement and the plan of merger. The Company will hold a special meeting of its stockholders on December 23, 2002 to vote on the merger.

2.       Acquisitions:

During the quarter ended June 30, 2002, the Company acquired the CO2 laser product line of Reliant Technologies, Inc. ("Reliant"). The Company obtained inventory for the product line for $75,000 cash and $105,000 in a 12 month note payable. The Company also assumed an outstanding purchase commitment of $72,000 for inventory. In addition, the Company obtained a royalty-bearing license for the use of certain patents of Reliant in surgical and aesthetic applications. Under the license, the Company shall, over an 18-month period, prepay royalties of $250,000. The license is being amortized on a straight line basis over an estimated life of 8 years.

3.   Supplemental Cash Flow Information:

There were no material income taxes paid for the nine months ended September 29, 2002 and September 30, 2001. Interest paid for the nine months ended September 29, 2002 and September 30, 2001 was $108,000 and $126,000, respectively.

For the nine months ending September 29, 2002, non-cash operating and financing activities consisted of liquidation of an account payable for equipment by means of a capital lease agreement in the amount of $35,000, a reclassification from accounts payable to notes payable amounting to $141,000, and a conversion of two operating leases into a capital lease for $24,000.

In May 2002, the Company acquired the CO2 laser product line from Reliant, paying $75,000 cash and $105,000 in a short term note payable in exchange for inventories and committing to prepay royalties of $250,000 over 18 months in exchange for certain license rights.

4.    Inventories:

Inventories are stated at the lower of cost (first-in, first-out basis) or market. Cost is determined at the latest cost for raw materials and at production cost (materials, labor and indirect manufacturing cost) for work-in-process and finished goods.

Inventories at September 29, 2002 and December 30, 2001 were as follows (in thousands of dollars)



                                                               Sept. 29, 2002               Dec. 30, 2001
                                                               --------------               -------------
     Raw material and work-in-process                                  $2,023                      $1,913
     Finished goods                                                     1,199                       1,093
     --------------------------------------------- --------------------------- ---------------------------
                                                                       $3,222                      $3,006
     ============================================= =========================== ===========================


5.       Other Intangible Assets:

Costs to obtain or defend patents are capitalized and amortized over the shorter of their estimated useful life or eight years. The total costs of license agreements, including costs to obtain such agreements, are capitalized and amortized over the shorter of the life of the agreement or eight years.

The following table reflects the components of intangible assets, excluding goodwill (in thousands):

                                                  Sept. 29, 2002                     December 30, 2001
                                                  --------------                     -----------------
                                          Gross Carrying        Accumulated     Gross Carrying     Accumulated
                                            Amount             Amortization             Amount    Amortization
                                       ------------------ ------------------ ------------------ ---------------
    Amortized intangible assets:
         Patents and trademarks                   $1,079               $809             $1,066            $743
         License agreements                          298                 47                 40              35

                                       ------------------ ------------------ ------------------ ---------------
    Total other intangible assets                 $1,377               $856             $1,106            $778
                                       ================== ================== ================== ===============


The following sets forth the estimated amortization expense on intangible assets for the fiscal years ending (in thousands):

                                                      2002             $107
                                                      2003               98
                                                      2004               84
                                                      2005               69
                                                      2006               46


6.       Accrued Liabilities:

In May 2002, the Company acquired the CO2 laser product line from Reliant, which included a commitment to prepay royalties of $250,000 over 18 months. The current portion of $165,000 is included in accrued liabilities and the long term portion of $44,000 is included in other liabilities at September 29, 2002.

During the first nine months of 2002, the Company resumed direct control of $223,000 of funds previously set aside in July 1999 for the payment of the Company's subordinated notes and $31,000 of funds set aside to pay related, accrued interest. These amounts are also included in accrued liabilities at September 29, 2002.


7.       Non-recurring Expense:

The non-recurring expense represents legal and other services incurred in relation to the pending merger with Photomedex. The merger is expected to occur in December 2002.


8.    Basic and Diluted Income (Loss) Per Share:

Basic and diluted income (loss) per share have been computed under the guidelines of Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings per Share" as follows (in thousands except for per share amounts):


                                                     For the Quarter Ended                 For the Nine Months Ended
                                          Sept. 29, 2002     Sept. 30, 2001      Sept. 29, 2002        Sept. 30, 2001
Basic EPS Calculation
   Net income (loss)                              ($125)                 $2              ($247)                ($177)
   Denominator:
      Common Stock Outstanding                     2,328              2,328               2,328                 2,328
                                     -------------------- ------------------ ------------------- ---------------------
   Basic EPS                                     ($0.05)              $0.00             ($0.11)               ($0.08)
                                     ==================== ================== =================== =====================

Diluted EPS Calculation
   Net income (loss)                              ($125)                 $2              ($247)                ($177)
   Denominator:
      Common Stock Outstanding                     2,328              2,328               2,328                 2,328
       Common Stock Options                            -                  -                   -                     -
                                     -------------------- ------------------ ------------------- ---------------------
       Total Shares                                2,328              2,328               2,328                 2,328
                                     -------------------- ------------------ ------------------- ---------------------
   Diluted EPS                                   ($0.05)              $0.00             ($0.11)               ($0.08)
                                     ==================== ================== =================== =====================

For the quarter and the nine months ended September 29, 2002, the Company had common stock options and warrants outstanding of 598,490 which were excluded from the calculation of diluted earnings per share due to the net losses incurred. The inclusion of these common share equivalents had an anti-dilutive effect when calculating diluted loss per share under SFAS No. 128. For the quarter and nine months ended September 30, 2001, the Company had common stock options and warrants outstanding of 613,790. The common stock options and warrants outstanding were excluded from the calculation of diluted earnings per share because either those options' and warrants' exercise prices were greater than the average market price of the common stock or their inclusion would have had an anti-dilutive effect on earnings per share.

9.   Bank Borrowings:

The Company has a $3 million credit facility from a bank. The credit facility's original commitment term of three years expiring June 2003 has been extended until June 2004. The credit facility permits deferment of principal payments until the end of the commitment term, and is secured by SLT's business assets, including collateralization of $2 million of SLT's cash and cash equivalents and short-term investments. The credit facility has been amended to set the interest rate at the 30 day LIBOR plus 2.25% and is subject to certain covenants and borrowing base certificates, as defined. At. September 29, 2002, the rate on the credit facility was 4.07%. At September 29, 2002, SLT had $2,819,000 in outstanding obligations and $181,000 remaining available under the credit facility.

10.  Income Taxes:

In accordance with SFAS No. 109 "Accounting for Income Taxes", the Company has recorded no current provision for income taxes due to the losses incurred for the quarter and nine months ended September 29, 2002 and has recorded no net deferred provision by reason of the losses incurred. Any benefit from such loss has been fully reserved due to uncertainties as to the realizability of such benefit based on the Company's historical results and the general market conditions which the Company continues to experience.

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

11.  Business Segment and Geographic Data:

The Company is engaged primarily in one business segment: the design, development and manufacture of laser products and the marketing of those laser products as well as other instruments for medical applications. The Company markets its offering through traditional sales efforts as well as through the provision of fee-based surgical services. The Company's customers are primarily hospitals and surgery centers. For the quarters and nine months ended September 29, 2002 and September 30, 2001, the Company did not have material net sales to any individual customer.

The Company reported net sales in the following categories (in thousands of dollars):


                                                              For the Quarter Ended:           For the Nine Months Ended:
                                                   Sept. 29, 2002     Sept. 30, 2001      Sept. 29, 2002   Sept. 30, 2001
                                                   --------------     --------------      --------------   --------------
Disposables and accessories                                $1,205             $1,186              $3,506           $3,696
Laser system sales and related maintenance                    350                617               1,201            1,114
Surgical services                                           1,336                992               3,769            2,941
------------------------------------------------ ----------------- ------------------ ------------------- ----------------
Total net sales                                            $2,891             $2,795              $8,476           $7,751
================================================ ================= ================== =================== ================


For the quarters and nine months ended September 29, 2002 and September 30, 2001, there were no material net sales attributed to an individual foreign country. Net sales by geographic area were as follows (in thousands of dollars):


                                        For the Quarter Ended:                           For the Nine Months Ended:

                                 Sept. 29, 2002          Sept. 30, 2001         Sept. 29, 2002         Sept. 30, 2001
                                 --------------          --------------         --------------         --------------
Domestic                                 $2,710                  $2,415                 $7,992                 $6,598
Foreign                                     181                     380                    484                  1,153
------------------------- ---------------------- ----------------------- ---------------------- ----------------------
                                         $2,891                  $2,795                 $8,476                 $7,751
========================= ====================== ======================= ====================== ======================

12.  Recent Accounting Pronouncements:

On July 20, 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Intangible Assets." SFAS No. 141 eliminates the use of the pooling method of accounting and requires the use of purchase accounting for all business combinations initiated after June 30, 2001. It also provides guidance on purchase accounting related to the recognition of intangible assets separate from goodwill. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Under SFAS No. 142, goodwill will be tested annually and whenever events or circumstances occur which indicate that goodwill may be impaired. SFAS No. 141 and SFAS No. 142 are effective for all business combinations completed after June 30, 2001.

 As of December 31, 2001, which is the beginning of fiscal 2002, the Company no longer amortizes the goodwill which it recognized in connection with the acquisition of Surgical Innovations & Services, Inc. ("SIS"). During the quarter and first nine months of 2001, the Company had goodwill amortization of $8,000 and $24,000, respectively. The Company's goodwill is subject to a transitional impairment test as of December 31, 2001 and an annual impairment test, using a two-step process prescribed by SFAS No. 142. The Company has completed the transitional impairment test for SIS, the applicable reporting unit, and no impairment of goodwill was found to exist as of the beginning of fiscal 2002. During 2002 and in future periods, the Company will evaluate goodwill for possible impairment at least on an annual basis. The Company has reviewed its other intangible assets besides goodwill as of the beginning of fiscal 2002 and has determined that no changes were necessary as to the method by which it accounts for or amortizes such intangibles.

The following table reflects unaudited adjusted results of operations of the Company, giving effect to SFAS No. 142 as if it had been adopted on January 1, 2001 (in thousands, except earnings per share):


                                                         For the Quarter Ended:         For the Nine Months Ended:
                                                     Sept. 29, 2002   Sept. 30, 2001  Sept. 29, 2002   Sept. 30, 2001
                                                     --------------   --------------  --------------   --------------
Net income (loss), as reported                               ($125)               $2          ($247)           ($177)
Add back: amortization expense,
    net of tax                                                    -                8               -             24
--------------------------------------------------- ---------------- ---------------- --------------- ----------------
Adjusted net income (loss)                                   ($125)              $10          ($247)           ($153)
=================================================== ================ ================ =============== ================

Basic and diluted net income (loss) per share:
As reported                                                 ($0.05)            $0.00         ($0.11)          ($0.08)
Adjusted                                                    ($0.05)            $0.00         ($0.11)          ($0.07)


In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires that the fair value of a liability associated with an asset retirement be recognized in the period in which it is incurred, with the associated retirement costs capitalized as part of the carrying amount of the long-lived asset and subsequently depreciated over its useful life. The adoption of SFAS No. 143 did not have any impact on the Company's financial position or results of operations.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which establishes a single accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of and clarifies certain issues related to SFAS No. 121. SFAS No. 144 supersedes SFAS No. 121 and APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The Company was required to adopt SFAS No. 144 for fiscal year 2002. The adoption of SFAS No. 144 did not have a material impact on the Company's financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities." SFAS No. 146 addresses the recognition, measurement and reporting of costs associated with exit and disposal activities, including restructuring activities. SFAS No. 146 also addresses recognition of certain costs related to terminating a contract that is not a capital lease, costs to consolidate facilities or relocate employees and termination of benefits provided to employees that are involuntarily terminated under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred compensation contract. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. Adoption of SFAS No. 146 is not expected to have an impact on the financial position or results of operations of the Company.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

We are engaged in the development, manufacture and sale of proprietary laser systems for both contact and non-contact surgery, and in the delivery of turn-key surgical services which include the provision of technicians, capital equipment and disposable and reusable products for specific surgical procedures. Our surgical services are performed under contractual agreements with our customers, or under a non-contracted arrangement. All of our surgical services customers are charged for the services provided on a per-procedure basis. We supplement our sales of laser systems and surgical services with certain non-laser product offerings.

Our growth strategy includes a continued emphasis on identifying surgical procedures that benefit from the precision and hemostatic capabilities of our proprietary technology coupled with the development and sourcing of products that provide the opportunity to expand our surgical service offerings.

We expanded our surgical service offerings in June 2000 through the acquisition of SIS. SIS provides surgical services utilizing a variety of laser technologies to its customer base located mainly in the southeastern United States.

MERGER

On September 25, 2002, we entered into an agreement and plan of merger with PhotoMedex, Inc. (PhotoMedex), whereby PhotoMedex will acquire us. In order to complete the merger, we must obtain the approval of our stockholders. We believe that this merger will benefit our stockholders.

Under the terms of the merger agreement, a wholly-owned subsidiary of PhotoMedex will merge with and into us and we will become a wholly-owned subsidiary of PhotoMedex. In the merger, each share of our common stock outstanding immediately prior to the effective time of the merger will be converted in 1.12 shares of PhotoMedex common stock. In addition, PhotoMedex will assume certain of our outstanding common stock warrants. PhotoMedex common stock is traded on the Nasdaq National Market under the symbol "PHMD," and it is a condition to closing the merger that the PhotoMedex common stock to be issued to our stockholders in the merger at closing (other than shares which may be issued after the closing upon the exercise of certain warrants assumed by PhotoMedex in the merger) be listed on the Nasdaq National Market.

After careful consideration, our board of directors has determined that the merger and the transactions associated with it are fair to and in the best interests of our stockholders and has approved the merger agreement.

Before the merger can be consummated, stockholders of record as of November 8, 2002 and holding a majority of the outstanding shares of our common stock must approve and adopt the merger agreement and the plan of merger. Our directors and officers who collectively beneficially own an aggregate of approximately 15% of the issued and outstanding shares of our common stock, have agreed to vote all of their common stock in favor of the merger agreement and the plan of merger. We will hold a special meeting of our stockholders on December 23, 2002 to consider and vote upon the proposed merger.


RESULTS OF OPERATIONS

Our net sales are generated primarily by three sources: sales of Contact Laser Delivery Systems and related accessories; sales of Nd:YAG and CTH holmium laser systems and related maintenance; and the provision of surgical services. The U.S. market is serviced predominantly by a direct sales force, while sales outside the United States are derived through a network of distributors. Net sales for the quarter ended September 29, 2002 of $2,891,000 increased $96,000 or 3% from the comparable period in 2001. Net sales for the nine months ended September 29, 2002 of $8,476,000 increased $725,000 or 9% from the comparable period in 2001.

Net sales of disposables and related accessories were $1,205,000 or 42% of total net sales for the quarter ended September 29, 2002. This represented an increase of $19,000 or 2% compared to net sales of disposables and related accessories of $1,186,000 for the quarter ended September 30, 2001. Net sales of disposables and related accessories were $3,506,000 or 41% of total net sales for the nine months ended September 29, 2002. This represented a decrease of $190,000 or 5% compared to net sales of disposables and related accessories of $3,696,000 for the nine months ended September 30, 2001. This decrease was due to a decline in sales of non-laser disposable products and the lower level of disposable sales.

Net sales of laser systems and related maintenance, which comprised 12% of total net sales for the quarter ended September 29, 2002, decreased $267,000 or 43% from the quarter ended September 30, 2001. This decrease is due to fewer laser units sold internationally for the quarter compared to the corresponding quarter in 2001. Net sales of laser systems and related maintenance, which comprised 14% of total net sales for the nine months ended September 29, 2002, increased $87,000 or 8% from the nine months ended September 30, 2001. This increase is due to a higher level of domestic laser sales, which have a higher average selling price for both the Nd:YAG and the CTH holmium laser systems than prevails in international markets.

We provide our customers per-procedure surgical services which include access to laser systems and related disposables as well as a technician. Prior to the acquisition of SIS in June 2000, we offered the use of our proprietary Nd:YAG laser system in the provision of surgical services. With the acquisition of SIS, we now have acquired several different types of lasers, significantly expanding the types of surgical procedures that can be performed through our services. Surgical services revenue was $1,336,000 in the third quarter of 2002 or 46% of total net sales. This represented an increase of $344,000 or 35% compared to the third quarter of 2001. Surgical services revenue was $3,769,000 for the nine months ended September 29, 2002 or 44% of total net sales. This represented an increase of $828,000 or 28% compared to the nine months ended September 30, 2001. These increases were the result of both new surgical services contracts and the expansion of procedural volumes within our existing customer base.

Gross profit of $1,342,000 for the quarter ended September 29, 2002 increased $18,000 or 1% from the third quarter of 2001. As a percentage of net sales, gross profit was 46% in the quarter ended September 29, 2002 and 47% in the quarter ended September 30, 2001. Gross profit of $3,764,000 for the nine months ended September 29, 2002 decreased $74,000 or 2% from the nine months ended September 30, 2001. As a percentage of net sales, gross profit of 44% for the nine months ended September 29, 2002 declined 6% when compared to a gross profit percentage for the nine months ended September 30, 2001 of 50%. These declines were attributable to two main factors. A change in sales mix, primarily due to the growth of surgical services revenue which typically has a lower profit percentage than product sales, and an increase in surgical service expenses related to the geographic expansion of contract services.

Operating expenses for the third quarter of 2002 of $1,451,000 increased by $159,000 or 12% from the third quarter of 2001. Operating expenses for the first nine months of 2002 of $3,988,000 increased by $10,000 from the first nine months of 2001.

Selling, general and administrative expenses of $1,162,000 in the third quarter of 2002 increased by $11,000 or 1% from the comparable prior year period. Selling, general and administrative expenses of $3,457,000 for the nine months ended September 29, 2002 decreased by $77,000 or 2% from the comparable prior year period. Included in the selling, general and administrative expenses for the quarter and nine months ended September 30, 2001 was a recovery of bad debt of $40,000 and $125,000, respectively, related to notes receivable from former customers. There were no similar recoveries in the comparable quarterly or nine month periods in 2002.

Product development expenses of $137,000 in the third quarter of 2002 decreased $4,000 or 3% from the third quarter of 2001. Product development expenses of $379,000 for the nine months ended September 29, 2002 decreased $65,000 or 15% from the nine months ended September 30, 2001. The higher level of expenditures in the first nine months of 2001 related to the development of the CTH holmium laser.

Non-recurring expenses of $152,000 for the quarter and nine months ended September 29, 2002 were for legal and other service expenses incurred for the pending merger with Photomedex.

Interest expense of $39,000 for the third quarter of 2002 was $4,000 or 9% lower than in the third quarter of 2001. Interest expense of $107,000 for the nine months ended September 29, 2002 was $29,000 or 21% lower from the comparable prior year period. These decreases were due to lower interest rates on the credit facility.

Interest income of $23,000 for the third quarter of 2002 increased $10,000 from the third quarter of 2001. This increase was due to the maturity of two corporate bonds. Interest income of $84,000 for the nine months ended September 29, 2002 was $15,000 or 15% lower than the comparable prior year period. This decrease was due to lower levels of cash, cash equivalents and short-term investments as well as a decline in overall interest rates. The decrease was offset, in part, by additional interest income of $20,000 earned by funds set aside in July 1999 for the payment of our subordinated notes.

LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents and short-term investments at September 29, 2002 were $2,002,000, a decrease of $14,000 from the December 30, 2001 balance of $2,016,000. We invest our excess cash in high-quality, liquid, short-term investments.

Net cash provided by operating activities was $456,000 for the first nine months of 2002 compared to cash used in operating activities of $677,000 in the comparable period in 2001. The comparative increase was due principally to a reduction of inventory purchases compared to the prior year period of $561,000 and to an increase in accrued liabilities of $525,000. The increase in accrued liabilities resulted from the restoration to us of the direct control of funds previously set aside in July 1999 for the payment of our subordinated notes. Cash received of $223,000 was recorded as a reduction in our outstanding credit facility obligations with a corresponding increase in accrued liabilities (See
Note 6).

Net cash used in investing activities was $166,000 for the first nine months of 2002, compared to cash used in investing activities of $309,000 in the comparable period of 2001. The decrease in cash used in investing activities was due principally to purchases of short-term investments of $2,000 in the first nine months of 2002 as compared to purchases of short-term investments of $159,000 in the first nine months of 2001.

Net cash used in financing activities was $291,000 in the first nine months of 2002 compared to cash provided by financing activities of $503,000 in the first nine months of 2001. The decrease was due to net advances of $45,000 on the line of credit in the first nine months of 2002 compared to net advances of $599,000 in the first nine months of 2001 and to the payments on notes payable of $167,000 in 2002.

Our liquidity requirements arise primarily from the funding of working capital needs and debt obligations. At September 29, 2002, we had working capital of $5.6 million compared to $5.8 million at December 30, 2001. $2 million of this working capital in each period was pledged in the form of cash, cash equivalents and short-term investments as collateral for the $3 million credit facility.

We have a $3 million credit facility from a bank. The credit facility's original commitment term of three years expiring June 2003 has been extended until June 2004. The credit facility permits deferment of principal payments until the end of the commitment term, and is secured by our business assets, including collateralization of $2 million of our cash, cash equivalents and short-term investments. The credit facility has been amended to set the interest rate at the 30 day LIBOR plus 2.25% and is subject to certain covenants and borrowing base certificates, as defined. The interest rate on the credit facility at September 29, 2002 was 4.07%. At September 29, 2002, we had $2,819,000 in
outstanding obligations and $181,000 was available under the credit facility.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Intangible Assets." SFAS No. 141 eliminates the use of the pooling method of accounting and requires the use of purchase accounting for all business combinations initiated after June 30, 2001. It also provides guidance on purchase accounting related to the recognition of intangible assets separate from goodwill. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Under SFAS No. 142, goodwill will be tested annually and whenever events or circumstances occur which indicate that goodwill may be impaired. SFAS No. 141 and SFAS No. 142 are effective for all business combinations completed after June 30, 2001.

As of December 31, 2001, which is the beginning of fiscal 2002, we no longer amortize the goodwill which we recognized in connection with the acquisition of Surgical Innovations & Services, Inc. ("SIS"). During the quarter and first nine months of 2001, we had goodwill amortization of $8,000 and $24,000, respectively. Our goodwill is subject to a transitional impairment test as of December 31, 2001 and an annual impairment test, using a two-step process prescribed by SFAS No. 142. We have completed the transitional impairment test for SIS, the applicable reporting unit, and no impairment of goodwill was found to exist as of the beginning of fiscal 2002. During 2002 and in future periods, we will evaluate goodwill for possible impairment at least on an annual basis. We have reviewed our other intangible assets besides goodwill as of the beginning of fiscal 2002 and have determined that no changes were necessary as to the method by which we account for or amortize such intangibles.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires that the fair value of a liability associated with an asset retirement be recognized in the period in which it is incurred, with the associated retirement costs capitalized as part of the carrying amount of the long-lived asset and subsequently depreciated over its useful life. The adoption of SFAS No. 143 did not have any impact on our financial position or results of operations.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which establishes a single accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of and clarifies certain issues related to SFAS No. 121. SFAS No. 144 supersedes SFAS No. 121 and APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." We were required to adopt SFAS No. 144 for fiscal year 2002. The adoption of SFAS No. 144 did not have a material impact on our financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities." SFAS No. 146 addresses the recognition, measurement and reporting of costs associated with exit and disposal activities, including restructuring activities. SFAS No. 146 also addresses recognition of certain costs related to terminating a contract that is not a capital lease, costs to consolidate facilities or relocate employees and termination of benefits provided to employees that are involuntarily terminated under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred compensation contract. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. Adoption of SFAS No. 146 is not expected to have an impact on the financial position or results of operations of the Company.

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expense and disclosures at the date of the financial statements. On an on-going basis, we evaluate our estimates, including, but not limited to, those related to revenue recognition, accounts receivables, inventories, warranty accruals and impairment of intangibles. We use authoritative pronouncements, historical experience and other assumptions as the basis for making estimates. Actual results could differ from those estimates. We believe that the following critical accounting policies affect our more significant judgments and estimates in the preparation of our consolidated financial statements.

REVENUE RECOGNITION. We generate revenues primarily from three channels. The first is through sales of recurring laser delivery systems and accessories; the second is through the per-procedure surgical services; and the third is through the sale of laser systems and related maintenance service agreements. We recognize revenues from product sales, including sales to distributors, upon shipment of the products. For per-procedure surgical services, we recognize revenue upon the completion of the procedure. Revenue from maintenance service agreements is deferred and recognized on a straight-line basis over the lives of the agreements. Revenue from billable services, including repair activity, is recognized when the service is provided.

INVENTORY. We account for inventory at the lower of cost (first-in, first-out) or market. Cost is determined at latest cost for raw materials and at production cost (materials, labor and indirect manufacturing cost) for work-in-process and finished goods. Reserves for slow moving and obsolete inventories are provided based on historical experience and product demand. We evaluate the adequacy of these reserves periodically based on forecasted sales and market trends.

ALLOWANCE FOR DOUBTFUL ACCOUNTS. Accounts receivable are reduced by an allowance for amounts that may become uncollectible in the future. The majority of our receivables are due from various customers and distributors located inside the United States. From time to time, our customers dispute the amounts due from them to us, and, in other cases, its customers experience financial difficulties and cannot pay on a timely basis. In certain instances, these factors ultimately result in uncollectible accounts. The determination of the appropriate reserve needed for uncollectible accounts involves significant judgment. A change in the factors used to evaluate collectibility could result in a significant change in the reserve needed. Such factors include changes in the financial condition of our customers as a result of industry, economic or customer-specific factors.

WARRANTY ACCRUALS. We establish a liability for laser system warranty repairs based on historical analysis of the cost for the repairs. However, future returns on defective laser systems and related warranty liability could differ significantly from historical patterns, which would adversely affect our operating results.

INTANGIBLES. Our balance sheet includes goodwill and other intangible assets. Management assesses the possible impairment of these assets whenever events or circumstances indicate that the carrying value may not be recoverable. Factors we consider that could trigger an impairment review include significant underperformance of the business, significant changes in the manner of use of acquired assets, significant changes in the strategy of the business and significant negative industry or economic trends. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flow expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured based on a discounted cash flow method using a discount rate determined by management to be commensurate to the risk inherent in the business model. As of September 29, 2002 and December 30, 2001, we had $1,120,000 and $927,000
respectively, of goodwill and other intangibles, accounting for 10% and 8% of our total assets at the respective dates.

RISK FACTORS

For information regarding certain risk factors that could cause actual results to differ materially from those suggested in forward-looking statements contained herein or otherwise made from time to time by the Company, reference is made to the Company's Form 10-K, Item 7, "Risk Factors," for the fiscal year ended December 30, 2001, which is incorporated herein by reference. The risk factors described in such report continue to be applicable at September 29, 2002.

ITEM 4.    Controls and Procedures

The management of the Company, including Michael R. Stewart as President and Chief Executive Officer and Davis Woodward as Vice President and Chief Financial Officer, have evaluated the Company's disclosure controls and procedures. Under rules promulgated by the Securities and Exchange Commission, disclosure controls and procedures are defined as those "controls or other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports filed or submitted by it under the [Securities Exchange] Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms." Based on the evaluation of the Company's disclosure controls and procedures, Messrs. Stewart and Woodward determined that such controls and procedures were effective as of November 11, 2002, the date of the conclusion of the evaluation. There were no significant changes in the company's internal controls or in other factors that could significantly affect these controls between November 11, 2002, the date of the conclusion of the evaluation of disclosure controls and procedures, and the date of this report.

                           PART II. OTHER INFORMATION


ITEM 4.  Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Stockholders on July 16, 2002. Sheldon M. Bonovitz, Richard J. DePiano, Jay L. Federman, James Lee Stafford and Michael R. Stewart, the director nominees set forth in the Notice of Annual Meeting, were elected to serve as directors. The following table provides the details of the votes cast for each director nominee.

Nominee                             Votes For                 Withhold Authority
-------                             ---------                 ------------------
Sheldon M. Bonovitz                 1,652,163                        94,033
Richard J. DePiano                  1,652,533                        93,633
Jay L. Federman                     1,652,593                        93,573
James Lee Stafford                  1,652,793                        93,373
Michael R. Stewart                  1,650,435                        95,731

The stockholders ratified the appointment of Grant Thornton LLP to serve as the Company's independent accountants for the fiscal year ending December 29, 2002, with 1,737,843 votes favoring ratification, 5,303 votes opposing and 3,020 votes abstaining.

The stockholders ratified the amendment to the Company's 2000 Equity Incentive Plan to increase the number of shares reserved for issuance thereunder from 250,000 to 350,000 with 1,566,068 votes favoring ratification, 167,427 votes opposing and 12,671 votes abstaining.

ITEM 5.  Other Information

Proposals of stockholders of the Company which are intended to be presented by such stockholders at the 2003 Annual Meeting of Stockholders, which is scheduled for July 15, 2003, must be received by the Company no later than February 13, 2003 in order that they may be included, subject to compliance with applicable federal securities laws and regulations, in the proxy statement and form of proxy relating to that meeting.

If the merger and plan of merger are approved and adopted by a majority of the company's stockholders at the Special Meeting planned for December 23, 2002 and the merger thereafter closes, there will be no Annual Meeting of Stockholders in July 2003.

ITEM 6.  Exhibits and Reports on Form 8-K

a.       Exhibits

Exhibit 99.1 Statement of Chief Executive Officer Pursuant to Section 1350 of Title 18 of U.S. Code.

Exhibit 99.2 Statement of Chief Financial Officer Pursuant to Section 1350 of Title 18 of U.S. Code.


b.       Reports on Form 8-K

The Company filed a report on Form 8-K dated September 25, 2002 to report the execution of the agreement and plan of merger with PhotoMedex.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               SURGICAL LASER TECHNOLOGIES, INC.


Date: November 12, 2002                        By:  /s/ Davis Woodward
                                                    --------------------

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

                                  CERTIFICATION

I, Michael R. Stewart, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Surgical Laser Technologies, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report
                  (the "Evaluation Date"); and

         c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

         a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 12, 2002


                                                         /s/ Michael R. Stewart

                                                             Michael R. Stewart

                                                         President and
                                                         Chief Executive Officer

                                  CERTIFICATION


I, Davis Woodward, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Surgical Laser Technologies, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report
                  (the "Evaluation Date"); and

         c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

         a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 12, 2002


                                           /s/ Davis Woodward

                                           Davis Woodward

                                           Vice President of Finance,
                                           Chief Financial Officer and Secretary